Form 10-K
period 1994-01-01
DOSKOCIL COMPANIES INC
filed 1994-03-31
CIK 4960

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549



                              FORM 10-K

__X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended January 1, 1994.
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________
                    Commission file number 0-7803

  D O S K O C I L    C O M P A N I E S    I N C O R P O R A T E D
       (Exact name of registrant as specified in its charter)

        _________Delaware_____________      ____13-2535513_____
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)

2601 Northwest Expressway, Oklahoma City, Oklahoma     __73112__
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (405)879-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered
     ____________________________           _____________________
     Common Stock, par value $.01                 NASDAQ/NMS
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__   NO_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $61,691,247.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES__X__  NO_____

     On March 28, 1994, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,940,165 shares.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.
PAGE

                   DOSKOCIL COMPANIES INCORPORATED

                      _________________________


                          TABLE OF CONTENTS

                            FORM 10-K


                                                            Page

                               PART I

Item 1.  Business ........................................      1

Item 2.  Properties ......................................     10

Item 3.  Legal Proceedings ...............................     11

Item 4.  Submission of Matters to a Vote of Security Holders   12


                               PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .............................     12

Item 6.  Selected Financial Data .........................     13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............     15

Item 8.  Financial Statements and Supplementary Data .....     27

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............     27


                              PART III

Item 10. Directors and Executive Officers of the
         Registrant.......................................     27

Item 11. Executive Compensation ..........................     37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management...................................     48

Item 13. Certain Relationships and Related Transactions ..     51


                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..............................     51






                                - i -
PAGE

                                   PART I


Item 1.   BUSINESS

     General Development of Business

          Doskocil Companies Incorporated, a Delaware corporation incorporated in 1964 ("Doskocil"), together with its direct and indirect subsidiaries (with Doskocil, collectively referred to herein as the "Company") is one of the larger producers and marketers of processed meat products in the United States. The Company's processed meat products include ham, frankfurters, sausage, bacon, pepperoni and precooked pizza toppings which are marketed principally in the United States under proprietary brand names that include Wilson Foods, Wilson, Corn King, Wilson's Continental Deli, Wilson Foodservice, Doskocil, Doskocil Foods and Jefferson Meats. The Company sells its products to grocery chains and their delicatessens, food service distributors, warehouse clubs, restaurant chains, food processors and other institutional customers.

          On March 17, 1994 the Company entered into a stock purchase agreement with International Multifoods Corporation ("IMC") with respect to the Frozen Specialty Foods division ("Frozen Specialty Foods") of IMC. Pursuant to the stock purchase agreement, the Company will purchase all of the issued and outstanding capital stock of International Multifoods Foodservice Corp. ("IMFC") from IMC for approximately $135 million, subject to certain conditions and customary purchase price adjustments (the "IMFC Acquisition"). The Company has received a commitment from Chemical Bank, subject to completion of documentation and other requirements, to provide a $186 million senior secured credit facility for this transaction and to refinance the existing credit facility. Frozen Specialty Foods, with estimated revenues for the fiscal year ended February 26, 1994 of approximately $185 million, is a processor and marketer of prepared frozen food products primarily for the foodservice and consumer markets. Completion of the transaction is expected in the second quarter of fiscal 1994.

     Narrative Description of Business

          Operational Divisions. The Company's operations are separated into three divisions: (i) the foodservice division ("Foodservice"), which produces and markets processed meat products and pizza toppings to restaurant chains, hospitals, school systems, military commissaries and others; (ii) the deli division ("Deli"), which produces and markets processed meat products to grocery store service delicatessens; and (iii) the branded retail division ("Branded Retail"), which produces and markets processed meat products principally to grocery stores for sale in their refrigerated meat cases.

          Foodservice. Foodservice markets products through its own broker network and direct sales force to customers who remarket the Company's products for away-from-home food preparation. The Company's brokered sales force markets to traditional restaurants and regional restaurant chains, and other foodservice customers, such as hospitals, hotels, school systems, military commissaries and similar establishments. It also sells directly to foodservice chain distributors (such as Kraft, Inc. and Sysco Corporation), buying group associations (such as ComSource) and smaller customers. The direct sales force markets to customers with centralized purchasing that buy in large quantities for a number of locations. These include large national and regional restaurant operators (such as Domino's Pizza, Inc.), warehouse clubs (such as Sam's Club) and large food processors (such as Tombstone Pizza Corporation and Tony's Pizza).

          Deli. Deli markets products primarily to the in-store service delicatessens located in many supermarkets. Deli primarily utilizes its own food broker network to market the Company's products directly to its deli customers. Although many customers of the Company's Branded Retail and Deli products are similar, the buying processes differ significantly. Deli's customer base consists of national grocery chains (such as Albertson's, Inc.), national and regional wholesale warehouse groups (such as Wetterau Food Stores, Inc., Super Valu Stores, Inc. and Fleming Companies, Inc.), regional grocery chains (such as Hy-Vee Food Stores, Inc.) and independent distributors to grocery stores (such as CCS Distributors, Inc.).

          Branded Retail. Branded Retail markets products to grocery stores for sale in their refrigerated meat cases through food broker networks or direct sales personnel, depending upon the characteristics of each geographic marketing area. Branded Retail distributes the Company's products to a wide range of retail customers that includes grocery wholesalers (such as Fleming Companies, Inc., Super Valu Stores, Inc. and Scrivner, Inc.), regional grocery store chains (such as Safeway Stores, Inc., Von's Grocery Co. and Hy-Vee Food Stores, Inc.), national grocery store chains (such as Kroger Co. and Albertson's, Inc.), distributors (such as Interstate Meats, Inc. and American Poultry Co.), and warehouse clubs (such as Sam's Club).

          Business Strategy. Doskocil's objective is to increase revenue and earnings growth rates through internal means and appropriate acquisitions in a manner that will continue to improve the level and consistency of profitability. The key elements of the Company's strategy include: (i) becoming a broad based food company by diversifying and expanding into complementary product lines; (ii) expanding market share in the growing foodservice and deli markets; (iii) continuing emphasis on higher margin processed food products; and, (iv) upgrading and rationalizing manufacturing and distribution operations. Implementation of these strategies will focus the Company's business on higher growth and higher margin food segments, thereby transforming Doskocil from a meat processor to a broad based food company.

          Diversifying and Expanding the Product Line.
Historically the Company has focused primarily on fresh and processed meat products. By broadening its product line to include other processed foods, several purposes will be served. Many processed food segments are growing faster than processed meats and are more profitable; these are the markets Doskocil is targeting. By diversifying the product line and adding new profit sources, Doskocil's historical earnings variability will have a smaller effect on overall Company profitability. The addition of new product lines would be expected to generate opportunities to improve operations through (i) broader sales coverage and a wider customer base, (ii) reduced costs as certain functions are consolidated, and (iii) expanded geographic distribution.

          Expanding Market Share Position in the Foodservice and Deli Markets. The Company believes it has developed and continues to strengthen its market positions by designing products to meet individual customer specifications for appearance, taste, quality and cost and by providing superior service and consistent product quality. The Company believes that it has developed three distinct competitive advantages that will allow for future growth. These advantages are: (i) separate dedicated sales forces for Foodservice, Deli and Branded Retail customers; (ii) a consolidated distribution system; and,
(iii) a broad mix of premium, value priced and private label products. Together these advantages enable Doskocil to provide what it believes to be a superior level of service to its Foodservice, Deli and Branded Retail customers.

          Emphasis on Higher Margin Products. An important element of Doskocil's strategy to increase its emphasis on higher-margin processed products was its exit from the volatile slaughter and fresh pork business. This exit was completed with the sale of the Logansport, Indiana slaughter and fresh pork facility at the end of 1993.

          The Company believes that processed products generate higher and more consistent profit margins than fresh pork products and reduce the Company's working capital requirements. The pizza topping business exemplifies the Company's commitment to growing its higher-margin, higher-growth processed meat segments. The Company maintains its market position in the pizza toppings segment by designing products to meet customer specifications for appearance, taste, quality, consistency and cost, and by providing what it believes to be superior customer service. To further strengthen its position, the Company has focused its sales and product development strategy beyond the traditional pizza toppings customer segment, to include non-traditional pizza outlets such as grocery store delicatessens, make-at-home pizza kits and non-pizza quick service restaurants.

          Upgrading and Rationalizing Manufacturing Operations. To maintain its low-cost producer position, Doskocil has: (i) closed inefficient and under-utilized facilities; (ii) terminated co-pack agreements which were unfavorable; (iii) acquired a cost-effective ham production facility; (iv) constructed a modern, efficient sausage facility; (v) entered into a joint agreement for the production of hams which will be marketed and distributed by Doskocil; and (vi) implemented cost-reduction programs in all of its remaining facilities.

          In addition to the sale of the Logansport, Indiana facility, Doskocil closed and sold its Oklahoma City, Oklahoma processing facility and its slaughter and fresh pork facility in Marshall, Missouri in 1992. The ham production facility was acquired in 1992. Construction of the new sausage facility began in May 1993 and production began in November 1993. The production of ham under the joint agreement is expected to begin in mid-1994. The Company believes that the implementation of cost reduction programs at all of the Company's facilities will result in reduced operating costs, yield improvements and reduction of raw material costs.

          Products and Brands. The Company's principal products are processed meat products. Processing techniques utilized by the Company to add value to its products include formulation, smoking, curing, cooking, blending, trimming, cutting and packaging.

          The Company markets and distributes its Wilson and Corn King retail branded products as an integrated product line, offering its customers a broad range of products, unlike many of its large competitors, which own a portfolio of separate brands but market and distribute each brand as an independent product line.

          The Company's processed meat products include boneless hams, bacon, sausage, frankfurters, cold cuts and pepperoni and other pizza meat toppings made from pork, beef, chicken and turkey. The sausage products produced by the Company include:
(i) dry sausage products (fermented products that are smoked and dried for a period of time, such as genoa, hard salami and mortadella), and (ii) cooked sausage products (products that are formulated, stuffed into casings and cooked, such as traditional luncheon meat items like bologna). The Company's two principal product lines, retail boneless ham and pizza toppings, account for approximately 50% of its processed meat sales.

          The Company has held the number one market share position in retail boneless ham sales for each of the last ten years, according to information provided by Marketing Research
Corporation of America.

          In 1993, A.C. Nielsen reported that, in markets where the Company competes with as many as 40 other processors, the Company's combined brands held the sixth market position in retail sliced bacon and the fourth position in retail pre-packaged frankfurters in each case compared to competing brands.

          The Company has been and continues to be an innovator in its major product lines, including retail boneless hams and precooked pizza toppings. In the 1950s the Company introduced one of the first boneless hams and has continued to lead the industry with new ham products and production technology. The Company was the first ham producer to utilize muscle separation and advanced processing technology to produce a consistent quality of boneless ham and was the first to obtain a United States Department of Agriculture 93% fat free label. The Company became the first commercial producer of precooked pizza toppings in the 1960s by developing a continuous production system for manufacturing precooked pork and beef pizza toppings. The Company's pizza toppings products are targeted at pizza restaurant chains, producers of frozen pizzas and make-at-home pizza kits, and certain nontraditional pizza outlets. The Company works directly with its customers to develop pizza topping products that meet the customers' unique needs. Management believes the Company has held the leadership position in the pizza toppings market since its inception and continues to do so as a result of the quality, consistency and adaptability of its products.

          The Company continues to develop products that are responsive to: (i) increased nutritional concerns of consumers focusing on the fat, salt, cholesterol and caloric contents of food products; (ii) smaller family sizes that generate a need for smaller package sizes; and (iii) changing lifestyle demands that have reduced the amount of time that consumers spend on food preparation and consumption. Company products developed to address these consumer factors include Wilson's Continental Deli Lite line of deli meats including Lite Mesquite Chicken Breast, American Favorite Turkey Breast, "shingle sliced" deli meats, sliced poultry cold cuts under both the Wilson and Corn King brands, Wilson Turkey Ham, Wilson Extra Lean Lower Salt Ham,
Just For Us Ham and a pit boned ham for buffet line slicing. Other products produced and marketed by the Company include Country Classic Ham, Corn King 95% Fat Free Ham and Wilson and Corn King Lower Salt Bacon.

          Marketing. The Company utilizes a broad range of techniques to market its products to customers and the ultimate consumer depending upon the market and the position of products within that market. The Company uses four major types of marketing programs to create consumer awareness, stimulate trial purchases and build brand loyalty. These programs include: (i) trade promotions, such as retailer advertising tie-ins, merchandising contests and in-store displays; (ii) trade advertising, such as advertising and publicity in trade magazines and attendance at food shows and conventions; (iii) consumer promotions, such as gift premiums and cents-off coupons; and (iv) consumer advertising through television commercials and magazine and newspaper ads.

          Distribution System. All orders for the Company's products are processed through its centralized distribution system. The majority of the Company's products are delivered by shipment from its distribution and customer service center, which is located in Edwardsville, Kansas. The Edwardsville facility was leased in 1992 to enable the Company to serve its customers better by consolidating two distribution centers into one in 1993, realizing increased operating efficiencies. From the distribution center, each order of Company products can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The Company can also combine the orders of many smaller customers in the same geographic region. Management believes this distribution system allows the Company to provide superior service to its customers by reducing the time between the placement of customer orders and their delivery and by lowering customer shipping costs through eliminating higher-cost fragmented deliveries and allowing for "one stop shopping" of the Company's broad product mix.

          Government Regulation. Like other participants in the meat processing industry, the Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies, the United States Department of Agriculture ("USDA") and the Occupational Safety and Health Administration ("OSHA"). Effective July 8, 1994 the Company, along with all other companies in the food processing business, will be required to comply with the Nutrition Labeling and Education Act of 1990. All of the Company's meat processing plants are inspected by the USDA under the Federal Meat Inspection Act and are required to have inspectors present during some or all of their operations. The Company's meat processing plants at South Hutchinson, Kansas, and Jefferson, Wisconsin, however, are approved as Total Quality Control Plants by the USDA, allowing them to be more self-regulating in the quality assurance and operations areas. OSHA has announced its intention to increase enforcement of the Occupation and Safety Health Act with regard to certain industries, including the meat processing industry. The Company's trucking operations also are subject to regulation by the Interstate Commerce Commission and are subject to various laws and regulations relating to intrastate and interstate trucking. Management believes that the Company is currently in compliance in all material respects with all applicable health, environmental and other laws and regulations and management does not believe that the costs of continued compliance with existing laws and regulations or of any other environmental liabilities, will have a material adverse effect on the Company's financial condition.

          Seasonality. Historically, the Company's business has been seasonal. Sales of deli products generally are at their lowest during the first quarter of the year. Sales of pizza and deli meats increase during the second and third quarters. Sales of hams generally peak during the Thanksgiving, Christmas and Easter holidays, while sales of sausage products are highest during the summer months. Net sales of Company products historically have been higher in the fourth quarter than in any other quarter of the year.

          Employees. At January 1, 1994 the Company employed approximately 2,150 persons, approximately 54% of whom are covered by union contracts. The contracts extend through the end of 1994 for approximately one-quarter of the unionized employees and through various dates in the second quarter of 1995 for the remaining unionized employees. Substantially all of the Company's unionized employees are members of the United Food and Commercial Workers Union (the "UFCW"). There were no contract negotiations during 1993.

          Intellectual Property. The Company owns or has the right to use more than 80 trademarks and six patents. Management believes that the Company's trademarks are a significant market advantage to the Company because of their name recognition in the retail market. Most of the Company's trademarks are registered. The Company produces a number of in-house brands, which are marketed under numerous Company-owned registered and unregistered trademarks, symbols, emblems, logos and designs, including the following trademarks: "Wilson," "Wilson's Certified," "Wilson TenderCuts," "Masterpiece," "Corn King," "Wilson's Continental Deli," "Continental Deli Lite," "Jefferson Meats," "Doskocil," "Country Cousin," "Pizzano," "Pizza Topper" and "Mr. Nuccio".
All of the foregoing are of material importance to the Company's business. In addition, certain products are prepared according to customer specifications and packaged under customer trademarks and labels.

          Raw Materials. The Company's primary raw materials are fresh pork, poultry and beef. These raw materials are obtained from external sources. Other processing materials, such as seasonings, smoking and curing agents, sausage casings and packaging materials, are purchased from a number of readily-available sources. Severe price swings in such raw materials, and the resultant impact on the prices the Company charges for its products, at times had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low periods of the year and periodically entering into futures contracts.

          Customers. The Company has a diverse customer base which is located principally in the United States. Customers include retail grocery chains, quick service restaurants, convenience stores, buying cooperatives, warehouse clubs, grocery wholesalers, institutions and foodservice distributors. No single customer represents 10% or more of the Company's net sales in fiscal 1993.

          Competition. The processed meat industry is highly competitive. Competition is encountered both in the procurement of raw materials and in the sale of products. The Company's products also compete with a large number of other protein sources, including beef, chicken, turkey and seafood. The Company's principal competition, however, comes from other fresh and processed pork and poultry producers. Management believes that the principal competitive factors in the industry are price, product quality, service and brand loyalty. Some of the Company's competitors are considerably larger, more diversified and have correspondingly greater financial and other resources.

          Financial Reorganization. On March 5, 1990, Doskocil and certain of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). On October 31, 1991, the Company's Third Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization") became effective (the "Reorganization") pursuant to which the Company: (i) canceled its existing common stock,
(ii) became obligated to issue approximately 5,790,000 shares of common stock, par value $.01 (the "Common Stock") to former shareholders and creditors of the Company, (iii) canceled substantially all of its unsecured debt incurred prior to March 5, 1990, (iv) refinanced its bank credit facility and (v) modified its obligations to provide health care benefits to certain of its retirees.

          Certain Operational Changes. Since 1988, the Company has made substantial changes to operations to improve the level and consistency of its profitability and to add value for its stockholders. Specific strategic initiatives have included: (i) closing inefficient meat processing facilities; (ii) eliminating Wilson Foods Corporation's, ("Wilson Foods"), participation in the low-margin, volatile and working capital intensive slaughtering and fresh pork business including sale of its pork slaughtering facilities; (iii) constructing a dedicated cost effective frank facility; (iv) entering into a joint venture with a major supplier of fresh meat to manufacture boneless hams; (v) integrating the separate food service operations of Wilson Foods and the Company; (vi) developing a dedicated deli sales and marketing organization; (vii) creating a consolidated distribution system for its Foodservice, Deli and Branded Retail Divisions; and (viii) eliminating certain low-margin product lines. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Financial Information About Industry Segments

          The Company is presently operating in one segment, the processing and marketing of meat products.

Item 2.  PROPERTIES

          The following table sets forth the location, approximate size and description, and ownership status of each of the Company's facilities.

                                                         Owned/
Location             Approximate Size and Description     Leased
________             ________________________________     ______

South Hutchinson,    392,000 square foot production,       Owned
Kansas               storage and office facility on 68
                     acres

Jefferson,           288,200 square foot production        Owned
Wisconsin            facility on 11.4 acres

Cherokee,            237,200 square foot production        Leased
Iowa                 facility

Edwardsville,        120,064 square foot distribution      Leased
Kansas               and warehouse facility

Forrest City,        70,000 square foot production         Owned
Arkansas             facility on 11.32 acres

Concordia,           45,000 square foot production         Owned
Missouri             facility on 17.2 acres

Shreveport,          30,400 square foot production         Owned
Louisiana            facility on 3.6 acres

Oklahoma City,       36,300 square foot office             Leased
Oklahoma             facility

South Hutchinson,    3,600 square foot office facility     Leased
Kansas


Sedalia,             73,900 square foot production         Owned
Missouri (1)         facility on 3.2 acres

Clarinda,            52,000 square foot production         Owned
Iowa (1)             facility on 46 acres

Birmingham,          37,150 square foot production         Owned
Alabama (1)          facility on 0.5 acres

_________________________
(1)  All operations at the Sedalia, Missouri; Clarinda, Iowa; and
     Birmingham, Alabama facilities have been terminated.


          The Company's production facility at Forrest City, Arkansas is mortgaged under industrial revenue bonds and a note payable. The outstanding balances at January 1, 1994 are $3,766,000 and $1,776,000, respectively. A portion of the Company's production facility at South Hutchinson, Kansas, serves as security for industrial revenue bonds. The aggregate principal amount of those bonds outstanding as of January 1, 1994, is $535,000, and the bonds mature in August 1995, at which time the property may be purchased by the Company for a nominal amount. The production facility located at Cherokee, Iowa, is subject to a long-term capital lease in the amount of $1.1 million. The remaining leased facilities are held under agreements which provide for fixed annual rental payments. The Company believes its facilities are in good repair and adequate to meet the Company's current needs.


Item 3.  LEGAL PROCEEDINGS

          In September 1992, United Refrigerated Services, Inc. ("URS") filed a suit captioned United Refrigerated Services, Inc.
v. Wilson Foods Corp., et al., in the Circuit Court of Saline County, Missouri, against Wilson Foods and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson"). The suit arose from claimed damages that resulted from a fire in the URS warehouse in Marshall, Missouri. In the suit URS claims damages of approximately $6.3 million for loss of real property, $1.4 million for loss of personal property, $1.5 million for lost profits from business interruption and $0.5 million for other damages and seeks up to a treble of $6.3 million, for waste to the real property in addition to the other losses. Wilson Foods' answer counterclaims against URS and has cross claimed against codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson Foods in which Wilson Foods had produced sausage patties under contract for codefendant Normac until termination of that contract in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

          In addition, in 1993, the following separately filed suits arising out of the same facts were brought in the same court, all of which were consolidated in November 1993: (1) Doskocil (as Wilson Foods' parent corporation) and Sara Lee Corporation vs. URS, Normac, Thompson and Chemidyne Corporation (a cleaning service for the URS warehouse); (2) ConAgra, Inc. vs. Wilson Foods, Doskocil, Normac and Thompson; and (3) Midland Foods Distribution, Inc. vs. URS, Wilson Foods, Normac and Thompson, claiming property damage (however, Midland moved for voluntary dismissal without prejudice in February 1994).

          In a separate action, Normac has brought a declaratory judgment action against Wilson Foods' liability insurance carriers in the United States District Court for the Southern District of Oklahoma seeking to have such carriers cover Normac for any liability arising out of the fire described above.

          Wilson Foods has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson Foods will ultimately incur a loss in excess of its insurance coverage.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, the Company has not solicited by proxy or otherwise any vote of security holders on any matter.


                                   Part II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Common Stock was and is traded in the over-the-counter market under the NASDAQ/NMS under the following symbols:
(i) "DOSKV" from November 1, 1991, to January 14, 1992; and (ii) "DOSK" as of and since January 15, 1992. Approximately 7,940,165 shares of the Common Stock were outstanding as of March 28, 1994. The number of holders of record of Common Stock at March 28, 1994 was approximately 8,411.

          The following table sets forth the range of high and low closing bid prices for the Common Stock for each full quarterly period in fiscal 1993 and fiscal 1992, respectively, as quoted by the NASDAQ/NMS. The Common Stock traded in the over-the-counter market on a "when issued" basis from November 1, 1991 until January 14, 1992. The Common Stock began to trade on a "regular way" basis as of January 15, 1992. These prices represent quotations between dealers without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                              High Bid       Low Bid
                              ________       _______
Fiscal 1993
     First Quarter            $16 1/2        $13 1/2
     Second Quarter           $17            $14 3/4
     Third Quarter            $15 5/8        $10
     Fourth Quarter           $12            $ 9 5/8




                              High Bid       Low Bid
                              ________       _______
Fiscal 1992
     First Quarter            $18 3/4        $ 8 3/8
     Second Quarter           $17 1/2        $12 1/4
     Third Quarter            $14 1/2        $11 1/2
     Fourth Quarter           $16 7/8        $10 1/2

          Doskocil has not paid any cash dividends on the Common Stock since its issuance. Doskocil does not expect to pay any dividends in the foreseeable future and intends to continue to retain any such earnings for the Company's operations. Additionally, payment of such dividends is limited by the terms of the Company's $40 million revolving credit facility and the indenture for the Company's 9 3/4% Senior Subordinated Redeemable Notes due 2000.


Item 6.   SELECTED FINANCIAL DATA

          The following table summarizes selected financial information and should be read in conjunction with the Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein (in thousands, except per share figures). As a result of the adoption of Fresh Start Reporting, historical financial data for periods ended prior to September 29, 1991 is that of a different reporting entity and is not prepared on a basis comparable to financial data for periods ending after that date.

                                          Post-Confirmation                                   Pre-Confirmation
                          ______________________________________________     ________________________________________________
                           Fiscal Year      Fiscal Year     Three Months      Nine Months
                              Ended            Ended           Ended             Ended                Fiscal Year Ended
                            January 1,       January 2,     December 28,     September 28,     December 29,      December 30,
                              1994              1993            1991             1991              1990              1989
                           ___________      ___________     ____________     _____________     ____________      ____________
                                                                        |
Income Statement Data                                                   |
                                                                        |
Net sales                   $648,207          $770,687        $208,691  |        $611,529        $877,568         $1,133,398
                            ========          ========        ========  |        ========        ========         ==========
                                                                        |
Gross profit                $110,677          $109,338        $ 32,744  |        $ 77,986        $ 97,070         $   98,454
Total operating expenses      94,180           124,442          23,891  |          68,926          87,909             96,161
                            ________          ________        ________  |        ________        ________         __________
                                                                        |
Operating income (loss)     $ 16,497          $(15,104)       $  8,853  |        $  9,060        $  9,161         $    2,293
                            ========          ========        ========  |        ========        ========         ==========
                                                                        |
Income (loss) from                                                      |
 continuing operations      $  2,407          $(26,834)       $  3,943  |        $(48,424)       $(32,562)        $  (29,254)
                            ========          ========        ========  |        ========        ========         ==========
                                                                        |
Net income (loss)           $(32,019)<F1>     $(26,834)       $  3,943  |        $ 65,370 <F3>   $(25,290)        $   (7,857)
                            ========          ========        ========  |        ========        ========         ==========
                                                                        |
Earnings (loss) per                                                     |
 share: <F4>                                                            |
 Income (loss)                                                          |
  from continuing                                                       |
  operations                $   0.32          $  (4.63)       $   0.68  |        $  (9.46)       $  (6.37)        $    (5.74)
                            ========          ========        ========  |        ========        ========         ==========
 Net income (loss)          $  (4.32)<F1>     $  (4.63)       $   0.68  |        $  12.78 <F3>   $  (4.94)        $    (1.54)
                            ========          ========        ========  |        ========        ========         ==========
                                                                        |
Balance Sheet Data                                                      |
                                                                        |
Working capital <F5>        $ 31,152          $ 14,428        $ 15,852  |        $ 16,938        $  2,632         $   44,379
Total assets                 316,881           290,978         311,912  |         321,200         438,534            461,520
Long-term debt <F5>          127,906           137,305         140,455  |         149,402         301,299            221,449
Long-term obligations <F5>   207,893 <F2>      157,036         146,726  |         156,106         301,299            260,460
Stockholders' equity          55,569            61,639          88,075  |          84,132          31,034             56,304
                                                                        |
Cash Flow and Capital Expenditures Data                                 |
                                                                        |
Depreciation                $  9,166          $ 11,479        $  3,047  |        $ 10,504        $ 10,135         $   10,699
Amortization <F6>              6,183             6,307           1,436  |           3,963           4,676              3,419
EBITDA <F7>                   32,024             2,794          13,296  |          23,589          23,256             16,713
Capital expenditures          19,690             6,604           1,193  |           5,816           1,606              7,581
Net cash provided (used) by                                             |
 operating activities         18,138             1,088          14,599  |              (3)            (32)           (12,507)
____________________

<F1> Includes the cumulative effect on years prior to fiscal year ended January 1, 1994 for a change in accounting for postretirement benefits other than pensions of a noncash charge against earnings of $34.4 million.

<F2> Includes the recognition of a long-term liability of $65.4 million for Postemployment Medical Benefits.

<F3> Includes an extraordinary gain of $113.8 million for the forgiveness of debt as part of the Reorganization and reorganization expenses of $41.0 million.

<F4> The per share amounts for fiscal years 1989 and 1990 and the period ended September 28, 1991 do not provide meaningful comparisons due to the Company's Chapter 11 reorganization.

<F5> Certain long-term obligations which were classified as current liabilities in fiscal 1989 and fiscal 1990, due to bankruptcy proceedings, have been reclassified as long-term obligations in order to be consistent with the current year's presentation.

<F6> Amortization of intangible assets only.  Does not include amortization of certain other items included in interest expense of $0.7 million in the fiscal year ended January 1, 1994, $4.1 million in the nine months ended September 28, 1991, $4.9 million and $6.3 million in the fiscal years ended December 29, 1990 and December 30, 1989, respectively.

<F7> EBITDA represents income (loss) before reorganization items, income taxes, extraordinary items and cumulative effect of a change in accounting principle, interest and financing costs (net), depreciation and amortization.  EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flow as an indication of the Company's operating performance.  EBITDA has been presented here to provide additional information related to monitoring compliance with certain restrictive covenants contained in certain of the Company's debt instruments.  Under the covenants of the 9 3/4% Senior
     Subordinated Redeemable Notes due in year 2000, EBITDA is defined differently than in the above table.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

          The financial results of the Company's operations in recent years have been significantly affected by certain events and accounting changes. The following is a general discussion of the impact of these factors on the Company's financial statements.

          Retiree Medical Benefit Expenses. The Company adopted Statement of Financial Accounting Standards No. 106 ("FAS 106"), "Employers' Accounting for Postemployment Benefits Other Than Pensions," as of January 3, 1993. This statement requires the accrual of the cost of providing postemployment benefits other than pensions in the period in which the employee renders the service necessary to qualify for those benefits. The Company elected to immediately recognize the accumulated liability, measured as of January 3, 1993, and recorded a one-time, noncash charge of $34.4 million, a deferred tax benefit of $31.0 million and a liability of $65.4 million for Postemployment Medical Benefits. The obligation as of January 3, 1993 represents the discounted present value of accumulated retiree benefits, other than pensions, attributed to employees' service rendered prior to that date. The noncash charges associated with the accrual required by FAS 106 for fiscal 1993 were approximately $1.1 million more than the cost that would have been recognized under the method of accounting previously used, pay-as-you-go.
Expenses for fiscal 1992 and the three months ended December 28, 1991 recorded on the pay-as-you-go basis were $4.4 million and $1.0 million, respectively.

          Sales of Slaughtering Operations. The sale of the Company's last remaining slaughtering and fresh pork operation in Logansport, Indiana in December 1993 was the final step in the Company's plan to improve operating results by withdrawing from that low-margin and volatile business. The Company is now concentrating on higher margin processed meat operations.

          The Company announced the Logansport closing in late 1992 and recorded a charge to operations of $32 million to cover the operating losses, severance and benefits and other noncash charges until the plant was closed. Net cash costs of operating this facility in 1993 were $15.8 million, which were charged against this reserve.

          The Company sold the Marshall, Missouri slaughtering facility in 1992. Slaughtering operations had been suspended since 1988 at that location.

          The selected financial data for fiscal 1992, the three months ended December 28, 1991 and the nine months ended September 28, 1991 includes in continuing operations the sales and operating income (loss) of slaughtering and fresh pork operations as follows (no such amounts were included in fiscal 1993 operations)(in millions):

                         Fiscal Year  Three Months   Nine Months
                            Ended         Ended         Ended
                         January 2,   December 28,  September 28,
                             1993         1991           1991
                         ___________  ____________  _____________

Sales . . . . . . . . . .   $138.8        $37.8        $118.4
Operating income (loss) .     (3.7)         0.2          (5.2)


          Rationalization of Meat Processing Operations. The Company's ongoing program to improve the efficiency of its meat processing operations has involved two specific initiatives: (i) the consolidation of ham processing operations and (ii) the closing of inefficient and/or under-utilized facilities. Beginning in 1989, the Company took a series of steps to lower ham processing costs and gain greater control over its ham production. These steps included: (i) terminating an unfavorable co-pack agreement in 1990, (ii) acquiring a ham production facility in Concordia, Missouri and (iii) consolidating ham production in this more cost-effective facility in 1991. The acquisition of this facility, in combination with the termination of the co-pack arrangements, has resulted in substantial cost savings to the Company notwithstanding significant start-up costs incurred in 1991.

          The Company also has taken significant steps to improve operating efficiencies by closing inefficient and redundant facilities. In April of 1990 and May of 1991, respectively, the Company closed its pizza toppings facility in Sedalia, Missouri and its dry sausage facility in Clarinda, Iowa and moved their production to more efficient Doskocil facilities. In 1991, the Company incurred five months of fixed operating expenses and closing expenses related to these facilities totalling approximately $500,000, which were charged against operating income.

          In September of 1992, the Company closed its sausage production facility located in Oklahoma City, Oklahoma.
Management believes this production capacity has been replaced by a combination of lower costing internal and external sources.

          A newly constructed frank facility in Forrest City, Arkansas began production in late 1993. This lower operating cost facility was built to replace production from other facilities, provide the capability to add new products and to allow for increased manufacturing capacity.

          As a result of these and other measures, management believes that the Company has increased the capacity utilization of its meat processing facilities and that this increase in capacity utilization and the decrease in fixed expenses has had, and will continue to have, a substantial positive impact on the Company's profitability and competitiveness.

          Sale of Certain Other Businesses. In December 1993, the Company contracted for the sale of its processed food equipment manufacturing division and provided a reserve for losses of $0.5 million. The business was sold in January 1994. The Company's edible fats and oil refinery was accounted for as Assets Held for Sale until it was sold in June 1992. The Company's metal fabrication subsidiary was reported as a discontinued operation until its sale in December 1992. The results from operations for the businesses sold in 1992 were excluded from sales and operating income during all periods presented.

          Income Taxes. After considering utilization restrictions, the Company believes it has approximately $133.0 million of net operating loss carryforwards ("NOLs") which will be available as follows: $77.9 million in 1994, $13.3 million in years 1995 through 1998, and $1.9 million in 1999. NOLs not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. As a result, management anticipates that the Company's cash income tax liability for the next four to five years will not be material.

          The amount of the Company's NOLs and the limitation of their availability are subject to significant uncertainties. In addition, a future change in stock ownership could result in the Company's NOLs being substantially reduced or eliminated. The Company is not aware of any proposed legislation for changes in the tax laws which could impact the ability of the Company to utilize the NOLs as described above. However, there can be no assurance that legislation will not be adopted which would limit the Company's ability to utilize its NOLs in future periods.

          In accordance with Fresh Start Reporting, the Company will not reflect the realized income tax benefit of these NOLs in its statement of operations. Instead, such benefit is reflected as a reduction in the "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Excess Value"), thus reducing future intangible amortization expense. Due to the nondeductible amortization expenses the Company will, in future years, have an income tax rate for book purposes that is above statutory levels.

          In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This new standard is based on a liability approach rather than an income statement approach and requires deferred tax liabilities and assets to be recognized based on the difference between the tax basis of assets and liabilities and their financial reporting amounts measured by using presently enacted income tax laws and rates. Implementing the new standard resulted in the Company recording a deferred tax benefit of approximately $31.0 million for deductible temporary differences consisting primarily of future retiree medical benefit obligations and pension obligations. The Company provided a valuation allowance of approximately $51.7 million for the remaining deductible temporary differences and NOLs. In determining the valuation allowance, the Company considered prior years' taxable income before utilization of NOLs and projected taxable income during the next four years. A similar determination of the valuation allowance was performed at the end of the year.

          Reorganization and Fresh Start Reporting. In connection with the Reorganization, the Company adopted Fresh Start Reporting at the end of the third fiscal quarter of 1991. As a result of this and other accounting policies adopted after confirmation of the Plan of Reorganization, historical financial data for periods ending after September 28, 1991 are of a different reporting entity and are not prepared on a basis consistent with prior periods. See Note 6 of the Notes to the Consolidated Financial Statements.

          Depreciation and Amortization Expense. Under Fresh Start Reporting, a "Reorganization Value," which is designed to approximate the fair value of the Company as an ongoing business, is determined and allocated to specific identifiable assets based on their estimated fair values. Any excess is identified as Excess Value, which is an intangible asset, the amortization of which is a noncash expense. The Reorganization Value was determined by management and its advisors to be $321.2 million at September 28, 1991 after considering several factors and by reliance upon various valuation methods, including discounted cash flows, price/earnings ratios and other applicable ratios.
By employing this method, the Company's property, plant and equipment was determined to have a "fair value" of approximately $87.2 million, or approximately $26.1 million less than the historical carrying value.

          Following the allocation of Reorganization Value to the Company's tangible assets, approximately $124.6 million remained to be allocated to intangible assets. Of this amount, approximately $25.0 million was allocated to trademarks and trade names leaving Excess Value in the amount of approximately $99.6 million. These intangible assets are being amortized on a straight-line basis over a period of 20 years. As discussed above, future amortization expense is expected to decline as a result of the anticipated realization of benefits from NOLs.

Results of Operations

          Comparability of Periods. Because application of Fresh Start Reporting establishes a new basis of accounting, the following discussions, when making comparisons to results of operations, are based on the approach of combining amounts for the three months ended December 28, 1991 (post-confirmation) and the nine months ended September 28, 1991 (pre-confirmation) into combined 1991 results (the "1991 Combined Period"). Management believes that such approach will provide useful information and facilitate discussions of annual increases and decreases in amounts. However, comparisons of annual operating results for the fiscal year ended January 2, 1993 with those for the 1991 Combined Period should only be made with the understanding that the 1991 Combined Period operating results include both the three month (post-confirmation) and the nine month (pre-confirmation) amounts.

          The following summary of selected financial data has been prepared based on the historical financial statements of the Company.

                                                                                    1991 Combined Period
                                                                       ______________________________________________
                                      Fiscal Year      Fiscal Year     1991 Combined    Three Months     Nine Months
                                         Ended            Ended         Period Ended       Ended            Ended
                                      January 1,        January 2,      December 28,    December 28,    September 28,
                                         1994 <F1>        1993 <F1>         1991           1991 <F1>        1991 <F2>
                                      ___________      ___________     _____________    _____________   _____________

                                                                     __________________________________________________
Income Statement Data (in thousands):                               |                                                 |
  Net sales                            $648,207         $770,687    |     $820,220        $208,691         $611,529   |
                                       ========         ========    |     ========        ========         ========   |
  Gross profit                         $110,677         $109,338    |     $110,730        $ 32,744         $ 77,986   |
  Selling, general                                                  |                                                 |
   and administrative                    87,497           86,135    |       87,418          22,455           64,963   |
  Amortization of intangible assets       6,183            6,307    |        5,399           1,436            3,963   |
  Provision for plant closings              500           32,000    |          -               -                -     |
                                       ________         ________    |     ________        ________         ________   |
                                                                    |                                                 |
  Operating income (loss)              $ 16,497         $(15,104)   |     $ 17,913        $  8,853         $  9,060   |
                                       ========         ========    |     ========        ========         ========   |
                                                                    |                                                 |
  Interest and financing costs         $(13,849)        $(11,485)   |     $(20,389)       $ (3,795)        $(16,594)  |
  Reorganization items                      -                -      |      (40,952)            -            (40,952)  |
  Provision for income taxes               (419)            (357)   |       (1,075)         (1,075)             -     |
  Income (loss) before extraordinary                                |                                                 |
   item and cumulative effect of                                    |                                                 |
   accounting change                      2,407          (26,834)   |      (44,481)          3,943          (48,424)  |
  Extraordinary gain-                                               |                                                 |
   forgiveness of debt                      -                -      |      113,794             -            113,794   |
  Cumulative effect on prior years                                  |                                                 |
   of change in accounting for                                      |                                                 |
   postretirement benefits other                                    |                                                 |
   than pensions                        (34,426)             -      |          -               -                -     |
  Net income (loss)                     (32,019)         (26,834)   |       69,313           3,943           65,370   |
                                                                    |                                                 |
Cash Flows and Capital Expenditures Data:                           |                                                 |
  Depreciation                         $  9,166         $ 11,479    |     $ 13,551        $  3,047         $ 10,504   |
  Amortization of intangible                                        |                                                 |
   assets <F3>                            6,183            6,307    |        5,399           1,436            3,963   |
  EBITDA <F4>                            32,024            2,794    |       36,885          13,296           23,589   |
  Capital expenditures                   19,690            6,604    |        7,009           1,193            5,816   |
  Net cash provided (used) by                                       |                                                 |
   operating activities                  18,138            1,088    |       14,596          14,599               (3)  |
                                                                    |_________________________________________________|
_____________________

<F1>  Post-Confirmation
<F2>  Pre-Confirmation
<F3>  See footnote (6) to the table under Item 6
<F4>  See footnote (7) to the table under Item 6

          The Fiscal Year Ended January 1, 1994 ("Fiscal 1993") Compared to The Fiscal Year Ended January 2, 1993 ("Fiscal 1992"). Net sales of processed product for Fiscal 1993 totaled $648.2 million compared to $631.9 million for Fiscal 1992, an increase of $16.3 million, or 2.6%. This increase is due primarily to increased volumes partially offset by a temporary decrease in sales price per pound in certain product lines. Total sales for Fiscal 1992 of $770.7 million included $138.8 million of sales from fresh pork operations.

          Gross profit for Fiscal 1993 was $110.7 million, an increase of $1.4 million, or 1.3%, from gross profit of $109.3 million for Fiscal 1992. This increase resulted primarily from cost savings programs and improvements in product mix partially offset by decreases in margin per pound due to competitive pricing pressure in certain product lines and increased noncash expense resulting from the previously described adoption of the accounting standard relating to Postemployment Medical Benefits.

          Selling, general and administrative expense for Fiscal 1993 of $87.5 million was greater than Fiscal 1992 of $86.1 million by $1.4 million, or 1.6%. Selling expense increased approximately $2.0 million as a result of additional promotion expense and hiring and training cost incurred for additional staff to support growth in the Company's foodservice and deli divisions. The increase in selling expense was partially offset by a $0.6 million net decrease in general and administrative expense. A $2.0 million decrease in general and administrative expense, which resulted from cost reduction programs and decreased incentive cost, was partially offset by approximately $1.5 million of additional cost for the settlement of certain employment agreements.

          In December 1993 the Company entered into a contract for the sale of its processed food equipment manufacturing division and recorded a provision for closing of $0.5 million. Fiscal 1992 included a charge to operations of $32.0 million for the closing of the Logansport facility as previously described.

          Interest and financing costs for Fiscal 1993 increased $2.4 million, or 20.6%, over Fiscal 1992 even though the average debt outstanding decreased. Fixed interest rates on the Company's new long term financing are higher than the variable rates paid in Fiscal 1992. The financing, however, is less restrictive and better supports the Company's growth objectives.

          Fiscal 1992 Compared to the 1991 Combined Period. Fiscal 1992 net sales totaled $770.7 million, a decrease of $49.5 million, or 6.0%, compared to net sales of $820.2 million for the 1991 Combined Period. The decrease is attributable to: (i) pricing pressures in the fresh pork market, which was highly competitive in the fourth quarter of 1992 and (ii) a continued decrease in raw material costs and the resulting decrease in selling prices during the first nine months of 1992. Although these factors resulted in a decrease in net sales dollars, the Company experienced an increase during Fiscal 1992 of 4.6% and 2.3% in processed meat sales volume and total sales volume, respectively.

          Gross profit for Fiscal 1992 was $109.3 million, a decrease of $1.4 million, or 1.3%, from gross profit of $110.7 million for the 1991 Combined Period. This decrease resulted from the following items, which are more fully described below:
(i) increased operating expense resulting from the application of Fresh Start Reporting of $1.3 million, (ii) expense of unusual events which management has estimated to be between $3.3 million and $4.3 million, partially offset by (iii) improved product profit realization.

          Fresh Start Reporting - Fiscal 1992 gross profit was negatively impacted by approximately $4.4 million for retiree medical programs, which were included in cost of sales, when compared to the 1991 Combined Period, which included only $1.0 million of such expense. Partially offsetting this $3.4 million negative impact was a $2.1 million reduction of depreciation expense resulting from a decrease in the carrying value of the Company's property, plant and equipment described in the General section above.

          Unusual Events - Gross profit for Fiscal 1992 was adversely impacted by a labor strike during May of 1992 at four of the Company's meat processing facilities. Management believes that the strike adversely impacted gross profit by $5.0 million to $6.0 million and operating income by $4.0 million to $5.0 million. Management does not believe the strike resulted in a permanent loss of customer base or that the strike had a material adverse impact on the Company's liquidity or capital resources.

          Partially offsetting the negative impact of the labor strike was an increase in gross profit of $1.7 million for the receipt of proceeds from insurance settlements in excess of the value of damaged inventory and related expenses, representing the gross profit that otherwise would have been realized on such inventory. These proceeds were received as a consequence of fires that caused temporary business interruptions at two of the Company's facilities during the first quarter of Fiscal 1992.

          Improved Product Profit Realization - Gross profit was negatively impacted during the fourth quarter of 1992 by approximately $1.1 million when compared to the fourth quarter of 1991 for fresh pork products as a result of highly competitive pricing in the fresh pork market. Partially offsetting this and the decreases associated with Fresh Start Reporting and the unusual events was an improvement in gross profit of processed products. This improvement resulted primarily from: (i) decreases in production costs associated with the replacement in September of 1992 of the inefficient and high-cost production facility in Oklahoma City, Oklahoma with lower-cost internal and external production capacity and (ii) an improved ability during Fiscal 1992 to match changes in raw material costs with changes in product sales prices.

          For Fiscal 1992, selling, general and administrative expenses totaled $86.1 million, a decrease of $1.3 million, or 1.5%, from $87.4 million for the 1991 Combined Period. This decrease was primarily attributable to a temporary decrease in selling and marketing expenses during the labor strike in May of 1992 and decreases in brokerage and marketing expenses resulting from changes in product mix and improvements in the cost effectiveness of marketing programs partially offset by increased administrative costs.

          During the fourth quarter of Fiscal 1992, the Company recorded a provision for plant closing in the amount of $32.0 million in connection with the elimination in 1993 of the Company's last remaining slaughtering operation, located in Logansport, Indiana, and the restructuring of the adjoining processing operations. The closing of the Logansport fresh pork operation was the final step in the Company's plan to improve operating results by withdrawing from the low margin slaughtering and fresh pork business and concentrating on higher margin processed meat operations. There was no comparable item recorded during the 1991 Combined Period.

          Interest expense for Fiscal 1992 was $11.5 million, a decrease of $8.9 million, or 43.6%, compared to interest expense of $20.4 million for the 1991 Combined Period. The decrease in interest expense resulted primarily from a decline in interest rates in Fiscal 1992. Average borrowing levels also declined during Fiscal 1992 compared to the 1991 Combined Period. Additionally, interest expense declined as a result of amortization of the discount amount relating to the previously discussed Retiree Medical Benefits. The "pay-as-you-go" Retiree Medical Benefits expense was recorded as cost of sales and general and administrative expense during Fiscal 1992 and the fourth quarter of 1991 (the post-confirmation periods) and did not impact interest expense. However, in the pre-confirmation period of the 1991 Combined Period, the imputed interest attributable to the Retiree Medical Benefits obligation totaled approximately $3.3 million.

          As a result of the Chapter 11 filing, the Company, on March 5, 1990, discontinued accruing interest expense on uncollateralized pre-petition debt obligations. Although such discontinuance does not impact comparability of results between Fiscal 1992 and the 1991 Combined Period, consolidated contractual interest and financing costs, as a consequence, exceeded reported interest expense by $13.0 million for the 1991 Combined Period. Pursuant to the Plan of Reorganization, the obligations relating to these uncollateralized debts were extinguished, and no associated principal or interest expense was payable after October 31, 1991.

          In the 1991 Combined Period, the Company recorded pre-confirmation items which included: (i) reorganization charges of $41.0 million, including $30.3 million in charges to realign facilities and to effect the provisions of the Plan of Reorganization, and (ii) an extraordinary gain on forgiveness of debt of $113.8 million pursuant to the confirmation of the Plan of Reorganization on September 26, 1991. Because of the impact of such reorganization and the adoption of Fresh Start Reporting, the financial statements for Fiscal 1992 are not comparable to those for the 1991 Combined Period.

          The provision for income taxes for Fiscal 1992 totaled $0.4 million, a decrease of $0.7 million, or 63.6%, from the income tax provision of $1.1 million for the 1991 Combined Period. For Fiscal 1992, although the Company reflected a net loss, the Company incurred a federal income tax obligation resulting from the alternative minimum tax whereas for the prior year, when the Company reflected net income, the provision was a result of taxes on income during the period, which were in excess of the alternative minimum tax. For the 1991 Combined Period, no cash liability for federal income taxes was due because, for income tax purposes, the taxable income generated in the fourth quarter of 1991 was offset by operating losses incurred in the first three quarters of the 1991 Combined Period while the Company was still in Chapter 11. For financial reporting purposes, the 1991 Combined Period income tax provision of $1.1 million was recorded as a reduction of Excess Value rather than as an extraordinary benefit. State income taxes for both periods were comparable in amount.


Cash Flows and Capital Expenditures

          Fiscal 1993. Operating activities provided net cash of $18.1 million in Fiscal 1993 compared to $1.1 million in Fiscal 1992. Investments in property, plant and equipment totaled $19.7 million during Fiscal 1993 compared to $6.6 million for fiscal 1992. These expenditures included construction of the new facility at Forrest City, Arkansas, construction of additional drying room at the Company's South Hutchinson, Kansas production facility to support growth in the foodservice division and $7.0 million of modifications and replacements at existing facilities. The Company sold certain assets which had been classified as Assets Held for Sale resulting in net proceeds of $14.9 million offset by $16.9 million of net cash used by Assets Held for Sale.

          The Company reduced its net borrowings by $26.8 million during Fiscal 1993. The Company issued $110.0 million in 9 3/4% Senior Subordinated Redeemable Notes due in the year 2000 (the "Senior Subordinated Notes") and entered into a new revolving working capital facility (the "1993 Credit Agreement"). Proceeds were used to retire the previous bank credit agreement.

          On March 22, 1993, Joseph Littlejohn & Levy Fund, L.P. ("JLL") purchased from the Company two million newly-issued shares of Common Stock at $15.00 per share pursuant to a stock purchase agreement. The Company used the net proceeds from the sale, $26.7 million, to repay indebtedness. As a result of this purchase, JLL owned approximately 25% of the Common Stock. Pursuant to the JLL stock purchase agreement, JLL may increase its holdings to 33% by purchasing additional shares in open-market or privately negotiated transactions or from the Company from time to time. As a result of subsequent open market purchases, at January 1, 1994, JLL owned approximately 27.4% of the Common Stock. JLL holds the Common Stock subject to certain restrictions including, among other things, the ability of JLL to resell or otherwise transfer securities of the Company or to purchase additional securities of the Company. This agreement also grants certain demand and piggyback registration rights to JLL.

          Fiscal 1992. Operating activities provided net cash of approximately $1.1 million in Fiscal 1992 compared to net cash provided of approximately $14.6 million for the 1991 Combined Period. Significant uses of cash in Fiscal 1992 resulted from decreases in accounts payable and accrued liabilities of approximately $20.0 million primarily as a result of payments of Chapter 11 related obligations, which were established upon confirmation of the Plan of Reorganization during the fourth quarter of 1991. These uses of cash were offset by noncash items of $17.8 million resulting from depreciation and amortization and $32.0 million resulting from the provision for plant closing discussed above.

          Investments in property, plant and equipment totaled approximately $6.6 million during Fiscal 1992 compared to approximately $7.0 million during the 1991 Combined Period. These purchases were primarily for modifications to existing facilities and replacement of existing equipment. During Fiscal 1992, the Company sold certain assets which had been classified as Assets Held for Sale upon confirmation of the Plan of Reorganization. Such sales resulted in net proceeds of $10.3 million.

          Net borrowings during Fiscal 1992 under the Company's various credit facilities decreased approximately $4.5 million. Payments under the Amended and Restated Credit and Security Agreement entered into in 1991 (the "1991 Credit Agreement") reduced the balance outstanding under the 1991 Credit Agreement term loan facility to $73.1 million at January 2, 1993 compared to $79.6 million at December 28, 1991, while net borrowings increased the balance of the 1991 Credit Agreement revolving credit facility to $64.0 million at January 2, 1993 from $55.0 million at December 28, 1991. Payments on other mortgage debt and capitalized lease obligations totaled approximately $7.0 million during Fiscal 1992.

          1991 Combined Period. Operating activities provided net cash of approximately $14.6 million for the 1991 Combined Period. In addition to results of operations, sources of cash provided during the 1991 Combined Period primarily resulted from decreases in accounts receivable and inventory levels. Payments on pre-petition liabilities, such as employee benefits and certain accounts payable and accrued liabilities, during the 1991 Combined Period resulted in a use of cash of approximately $9.9 million.

          During the 1991 Combined Period, investments in property, plant and equipment totaled approximately $7.0 million, primarily for modifications to existing facilities and replacement of existing equipment. Dispositions of property, plant and equipment were approximately $2.5 million. Net borrowings under the Company's various credit facilities during the 1991 Combined Period decreased by approximately $6.9 million.


Financial Condition and Liquidity

          In April 1993 the Company completed the issuance of $110.0 million of Senior Subordinated Notes. Additionally, and concurrently the Company consummated the 1993 Credit Agreement. The proceeds of the Senior Subordinated Notes, the 1993 Credit Agreement and the issuance of shares of Common Stock to JLL were used to repay the previously outstanding credit agreement. Repayment of this debt eliminated the numerous restrictions under that agreement. The amount available for borrowing under the 1993 Credit Agreement is based on the borrowing base set out in the facility. The balance borrowed at January 1, 1994 was $8.0 million and $32.0 million was available for borrowing at that date.

          Management believes that cash flow from operations combined with the borrowing capacity available under the 1993 Credit Agreement will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future. Management anticipates that the purchase price for and operating capital needs of any acquisitions that may be consummated in the future, including the Frozen Specialty Foods acquisition, could be financed through borrowings under the 1993 Credit Agreement, the issuance of additional secured or unsecured debt, equity investment and from the Company's cash flow from operations.

          On March 17, 1994 the Company entered into a stock purchase agreement with IMC regarding the IMFC Acquisition pursuant to which the Company agreed to purchase all of the issued and outstanding capital stock of IMFC for approximately $135 million, subject to certain conditions and customary purchase price adjustments. The Company has received a commitment from Chemical Bank, subject to completion of documentation and other requirements, to provide a $186 million senior secured credit facility for this transaction and to refinance the existing credit facility. Frozen Specialty Foods, with estimated revenues for the fiscal year ended February 26, 1994 of approximately $185 million, is a processor and marketer of prepared frozen food products primarily for the foodservice and consumer markets. Completion of the transaction is expected in the second quarter of fiscal 1994.

Impact of Inflation

          The impact of inflation on the Company's operations is primarily a function of beef and pork commodity prices. These prices are subject to many forces including those of the marketplace and inflation. The Company does not believe that inflation played a major role in either the cost of raw materials or labor, or the selling price of its products during Fiscal 1993, Fiscal 1992 or the 1991 Combined Period. Like many food processors, the Company periodically adjusts selling prices of its products, subject to competitive constraints and costs of raw materials.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's consolidated financial statements, supplementary information and supporting schedules are listed in
Item 14 of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors

          The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") provides that the directors of the Company (the "Directors") be divided into three classes, as nearly equal in number as possible, with approximately one-third of the Board of Directors to be elected at each annual meeting of stockholders to hold office for a term expiring at the third annual meeting of stockholders after their election. Pursuant to the Certificate of Incorporation and applicable law, the current Board of Directors of the Company is comprised of the following persons, listed by classification of the year in which their current terms of office expire:


     1994                    1995                     1996
Theodore Ammon        Yvonne V. Cliff            Thomas W. Arenz
Richard N. Bauch      Paul S. Levy               Richard T. Berg
Dort A. Cameron III   Angus C. Littlejohn, Jr.   Robert D. Cook
Terry M. Grimm        John T. Hanes              Michael I. Klein
Peter A. Joseph                                  Paul W. Marshall

          Pursuant to that certain Stock Purchase Agreement (the "JLL Agreement") dated February 16, 1993, between the Company and JLL, on March 22, 1993, JLL purchased two million newly-issued shares of Common Stock at $15.00 per share. Pursuant to the terms of the JLL Agreement, JLL is entitled to designate for nomination to the Company's Board of Directors (the "JLL Designees") one less than the number of persons that would constitute a majority of the members of the Company's Board of Directors and the Company agrees to nominate and use its best efforts to cause the JLL Designees to be elected to the Company's Board of Directors. The number of JLL Designees will be reduced as JLL's stock holdings decrease. Further, pursuant to the JLL Agreement, for so long as JLL is entitled to nominate a JLL Designee, the Company agrees to nominate and use its best efforts to cause to be elected to the Company's Board of Directors one individual who is not affiliated either with the Company or with JLL (the "Independent Director") mutually acceptable to both a majority of the Directors who are JLL Designees and a majority of the Directors who are not JLL Designees.

          Pursuant to the terms of the JLL Agreement, the Company entered into a Stockholders Agreement dated March 22, 1993 (the "Airlie Agreement") with The Airlie Group, L.P. ("Airlie") pursuant to which, among other things, Airlie has the right, for so long as it owns more than 5% of the Outstanding Shares (as defined in the Airlie Agreement), to nominate one person for election to the Board of Directors of the Company provided that such person is mutually acceptable to both a majority of the Directors who are JLL Designees and a majority of the Directors who are not JLL Designees (the "Airlie Designee"). The Director who is the Airlie Designee shall be the Independent Director, so long as there is a Director who is the Airlie Designee.

          JLL and Airlie each separately have agreed to vote all voting securities held by them in favor of persons nominated by the Company in accordance with the JLL Agreement and the Airlie Agreement, respectively. JLL shall have the right to fill vacancies created if a Director who is a JLL Designee shall resign, die, or is removed, or declines to stand for re-election or is not renominated for re-election (a "Vacancy"). Any Vacancy involving the Director who is the Airlie Designee shall be filled with another Airlie Designee. The Directors who are not JLL Designees shall have the right to fill any Vacancy involving a Director who is not a JLL Designee, except that any Vacancy involving the Independent Director (if he or she is not the Airlie Designee) shall be filled by a person mutually acceptable to both a majority of the Directors who are JLL Designees and a majority of the Directors who are not JLL Designees.

          The JLL Agreement and the Airlie Agreement each include certain restrictions on the ability of JLL and Airlie, respectively, among other things, to resell or otherwise transfer securities of the Company or to purchase additional securities of the Company and grant certain demand and piggyback registration rights to each of JLL and Airlie.

          Pursuant to the terms of the JLL Agreement, the existing JLL Designees are Ms. Cliff and Messrs. Joseph, Littlejohn, Levy, Arenz, Klein, and Ammon. Pursuant to the terms of the Airlie Agreement, the existing Airlie Designee and the Independent Director is Mr. Cameron. The Directors who are not JLL Designees are Messrs. Bauch, Berg, Cook, Grimm, Hanes and Marshall.

          One vacancy exists in the class of directors whose current terms in office expire in 1995. This vacancy was created by the resignation of Theodore A. Myers, a Director who was not a JLL Designee, in July of 1993 and may be filled at any time by the affirmative vote of a majority of the Directors who are not JLL Designees pursuant to the Amended and Restated Bylaws of the Company.

     Directors Whose Terms Expire In 1994

          Messrs. Ammon, Bauch, Cameron, Grimm and Joseph, whose terms expire in 1994, have been renominated for election to the Board of Directors. The following table sets forth information with respect to these nominees.

Name and Age             Principal Occupation       Director Since

Theodore Ammon<F1>       Private Investor           March 1993
Age 44

Richard N. Bauch<F2>     Private Investor,          October 1991
Age 46                    Bauch Investments

Dort A. Cameron III<F3>  General Partner, EBD       May 1992
Age 49                    L.P., a General Partner
                          of Airlie

Terry M. Grimm<F4>       Partner, Winston &         October 1991
Age 51                    Strawn law firm

Peter A. Joseph<F5>      General Partner, JLL       March 1993
Age 40                    Associates, L.P., the
                          General Partner of JLL
___________

<F1> Mr. Ammon is a private investor based in New York. From 1984 until 1990, he was an executive of and from 1990 to 1992 was a general partner of Kohlberg Kravis Roberts & Company, an investment firm. Mr. Ammon serves on the Board of Directors of Marriott Corporation.

<F2> Mr. Bauch has been a private investor since 1989, was
     President of the Doskocil Foods Group, a division of the Company, from May 1987 to June 1989, and prior thereto was Executive Vice President of the Doskocil Foods Group and its predecessor, Stoppenbach, Inc., a wholly-owned subsidiary of the Company.

<F3> Mr. Cameron has been the general partner of EBD, L.P., the general partner of Airlie, a manager of private investment funds, since October 1988. Mr. Cameron has also been the general partner of BMA Limited Partnership, the general partner of Investment Limited Partnership, since July 1984. Mr. Cameron currently serves as Chairman of the Board of Darling/Delaware Company Incorporated and as a member of the Board of Directors of Perkins Management Company, Inc., which is a general partner of Perkins Family Restaurants, L.P.

<F4> Mr. Grimm has for more than five years been a partner with the law firm of Winston & Strawn and is a member of that firm's Executive Committee and Litigation Committee.

<F5> Mr. Joseph has been a partner of JLL and its predecessors since July 1987. Mr. Joseph serves on the Board of Directors of OrNda HealthCorp. and of Lancer Industries, Inc.

     Continuing Directors

          The following table sets forth information with respect to the Directors whose current terms expire in 1995 or 1996.

Name, Age                Principal Occupation       Director Since

Thomas W. Arenz<F1>      Principal of JLL           March 1993
Age 36

Richard T. Berg<F2>      Director of the Company    October 1991
Age 68

Yvonne V. Cliff<F3>      General Partner, JLL       March 1993
Age 33                    Associates, L.P., the
                          General Partner of JLL

Robert D. Cook<F4>       President and Chief        October 1991
Age 64                    Executive Officer,
                          R. D. Cook Management
                          Corporation

John T. Hanes<F5>        Chairman, Chief            October 1991
Age 57                    Executive Officer and
                          President

Michael I. Klein<F6>     Associate of JLL           March 1993
Age 29

Paul S. Levy<F7>         General Partner, JLL       March 1993
Age 46                    Associates, L.P., the
                          General Partner of JLL

Angus C. Littlejohn,     General Partner, JLL       March 1993
  Jr.<F8>                 Associates, L.P., the
Age 43                    General Partner of JLL

Paul W. Marshall<F9>     Chairman and Chief         October 1991
Age 52                    Executive Officer of
                          Rochester Shoe Tree
                          Company
___________

<F1> Mr. Arenz has been a principal of JLL since June 1991.  From
     March 1990 to May 1991, Mr. Arenz was a Vice President in the corporate finance department of the investment firm of Kidder, Peabody & Co., Inc. where he was involved in both restructuring and general corporate finance assignments.
     From September 1986 to February 1990, Mr. Arenz was employed by the investment firm of Drexel Burnham Lambert Incorporated in the corporate finance department. Mr. Arenz serves on the Board of Directors of Kendall International, Inc.

<F2> Mr. Berg has been a Director of the Company since October
     1991. From September 1990 to October 1991, Mr. Berg served as an employee of the Company and from October 1991 to December 1992 served as a consultant to a subsidiary of the Company. Mr. Berg was retired from October 1988 to
     September 1990. Mr. Berg was a Director of Wilson Foods from July 1981 to October 1988 and President and Chief Operating Officer of Wilson Foods from November 1985 to October 1988.

<F3> Ms. Cliff is a partner of JLL, which she joined in June
     1988. From July 1985 to May 1988, Ms. Cliff was with the corporate finance department of the investment banking firm of Drexel Burnham Lambert Incorporated. Ms. Cliff serves on the Board of Directors of OrNda HealthCorp.

<F4> Mr. Cook is currently and has for more than five years been
     President and Chief Executive Officer of R.D. Cook
     Management Corporation, a management consulting firm.

<F5> Mr. Hanes has been Chairman, President, Chief Executive
     Officer and a Director of the Company since October 1991.
     Mr. Hanes was President and Chief Executive Officer of
     Wilson Brands ("Wilson Brands"), a division of Wilson Foods, from November 1989 to October 1991 and Executive Vice President of Wilson Foods, from February 1984 to November 1989. On October 29, 1993, Mr. Hanes announced his intention to retire as an officer and director of the Company, effective upon the appointment of a successor. As of March 31, 1994, a successor has not been named and Mr. Hanes continues to serve in these positions. On December 31, 1993, Mr. Hanes and the Company entered into the Hanes Separation Agreement (as defined below) relating to termination of his employment agreement. See "Item 11. Executive Compensation -
     Employment and Related Agreements."

<F6> Mr. Klein joined JLL in 1991 as an associate. From 1986 to
     1989, Mr. Klein was with the trading firm of Sumitomo
     Corporation of America.

<F7> Mr. Levy has been a partner of JLL and its predecessors since May 1988. From April 1983 to May 1988 he was a managing director with the investment banking firm of Drexel Burnham Lambert Incorporated. Mr. Levy currently serves as Chairman of the Board of Directors of Lancer Industries, Inc. and as a member of the Board of Directors of OrNda HealthCorp. and of Kendall International, Inc.

<F8> Mr. Littlejohn has been a partner of JLL and its
     predecessors since July 1987. Mr. Littlejohn serves on the Board of Directors of OrNda HealthCorp, and of Lancer
     Industries, Inc.

<F9> Mr. Marshall is currently and has been Chairman and Chief
     Executive Officer of the Rochester Shoe Tree Company, a shoe tree manufacturing company, since October 1991. Mr.
     Marshall  was an adjunct professor of the Harvard Graduate
     School of Business Administration from July 1989 through February 1992. He also was Chairman of Industrial Economics, Incorporated, a consulting firm, from 1989 to 1991. Prior to that time, he was President of Marshall Bartlett Incorporated from 1981 to
     1989. He currently serves on the Board of Directors of Applied Extrusion Technologies, Inc. and BE Aerospace, Inc.

     Executive Officers

          The following individuals currently serve as executive officers of the Company, each of whom has been elected to serve for a term of one year or until his successor is duly elected and qualified.

     Name                Age  Position

John T. Hanes(1)         57   Chairman, Chief Executive Officer &
                              President
Thomas G. McCarley(2)    48   Senior Vice President-General
                              Manager, Foodservice Division
Raymond J. Haefele(3)    43   Vice President-General Manager,
                              Deli Division
William L. Brady(4)      45   Vice President and Controller
Bryant P. Bynum(5)       31   Vice President-Planning and
                              Corporate Finance & Treasurer
David J. Clapp(6)        49   Vice President-Operating Services
Howard S. Madsen(7)      50   Vice President-Procurement
Charles I. Merrick(8)    53   Vice President-Administration
Darian B. Andersen(9)    51   Corporate Secretary and
                              Director-Law Department
___________

(1) Mr. Hanes has been Chairman, President, Chief Executive Officer and a Director of the Company since October 1991. Mr. Hanes was President and Chief Executive Officer of Wilson Brands from November 1989 to October 1991 and Executive Vice President of Wilson Foods from February 1984 to November 1989. On October 29, 1993, Mr. Hanes announced his intention to retire as an officer and director of the Company, effective upon the appointment of a successor. As of March 31, 1994, a successor has not been named and Mr. Hanes continues to serve in these positions. See "Item 11. Executive Compensation - Employment and Related Agreements."

(2) Mr. McCarley has been Senior Vice President-General Manager, Foodservice Division of the Company since October 1991. Mr. McCarley was Senior Vice President-Sales and Marketing of the Company from January 1989 to October 1991. Mr. McCarley was Senior Vice President of Sara Lee Bakery F.S. Division, a diversified food company, and of Chef Pierre, a division of Sara Lee Corporation, from January 1988 to December 1988 and Vice President-Marketing and Research and Development of Sara Lee Bakery F.S. Division prior thereto.

(3) Mr. Haefele has been Vice President-General Manager, Deli Division of the Company since January 1993. Mr. Haefele was Vice President-Retail Sales of the Company from October 1991 to January 1993 and Vice President of Sales of Wilson Brands from October 1989 to October 1991. Prior to that time, Mr. Haefele was Director and National Sales Manager-Deli of Wilson Foods.

(4)  Mr. Brady has been Vice President of the Company since
     January 1990 and Controller of the Company since May 1990.
     Mr. Brady served as Vice President and Controller of Wilson
     Foods prior thereto.

(5) Mr. Bynum has been Vice President-Planning and Corporate Finance of the Company since February 1993 and Treasurer of the Company since January 1994. Mr. Bynum was Director-Corporate Planning and Development from November 1989 to February 1993. Mr. Bynum was a management consultant at the accounting firm of Coopers & Lybrand prior thereto.

(6) Mr. Clapp has been Vice President-Operating Services of the Company since October 1991. Mr. Clapp was Vice President of Operations of Wilson Brands from October 1989 to September 1991 and was Corporate Director of Engineering of Wilson Foods prior thereto.

(7)  Dr. Madsen has been Vice President-Procurement of the
     Company since February 1994. Dr. Madsen was Vice President of Purchasing at Sara Lee Meat Group prior thereto.

(8) Mr. Merrick has been Vice President-Administration of the Company since October 1991. Mr. Merrick was Vice President-Finance and Treasurer of Wilson Brands from October 1989 to October 1991 and Chairman of the Board, President and Chief Executive Officer of Illinois Pork Corporation, a regional pork processor, prior thereto.

(9)  Mr. Andersen has been Corporate Secretary and Director-Law
     Department of the Company since October 1991. Mr. Andersen served as Corporate Secretary and Associate General Counsel of Wilson Foods prior thereto.


Item 11.  EXECUTIVE COMPENSATION

          Summary Compensation. The following table summarizes, for each of Fiscal 1993, Fiscal 1992 and the 1991 Combined Period, the compensation awarded, paid to or earned by (i) John
T. Hanes, the Chief Executive Officer (the "CEO") of the Company as of January 1, 1994, and (ii) each of the four most highly compensated executive officers other than the CEO who served as executive officers of the Company or its subsidiaries as of January 1, 1994, and whose annual compensation exceeded $100,000 for Fiscal 1993.

                         SUMMARY COMPENSATION TABLE
                                                                           _____Long-Term Compensation_____
                                                                                     _______Payouts________
                                                             _________Awards______                   All
                                                             Restricted                             Other
Name and                        __Annual Compensation____      Stock      Options/   LTIP          Compen-
Principal Position              Year     Salary     Bonus     Awards<F1>    SARs     Payouts<F2>   sation<F3>

John T. Hanes<F4>               1993    $405,000  $   --      $   --         --      $226,559       $27,013
Chairman, President and         1992     375,000    95,000     375,000     40,000      62,500        25,067
Chief Executive Officer         1991     216,460   206,666        --         --          --           9,833

Thomas G. McCarley              1993     165,000      --          --         --          --           7,294
Senior Vice President-          1992     150,000    41,300     187,500     10,000      31,245         7,388
General Manager,                1991     149,688   106,050        --         --          --           6,579
Foodservice Division

Theodore A. Myers<F5>           1993     151,588      --          --         --       189,579       461,217
Former Senior Vice President    1992     275,000    69,100     262,500     18,000      43,740        10,727
and Former Chief Financial      1991     211,320   233,333        --         --          --           8,947
Officer

Ronald W. Marsh <F6>            1993     148,500     --           --         --          --          12,748
Senior Vice President-          1992     135,000    13,600     187,500     10,000      31,245        13,120
General Manager, Retail         1991      99,437    12,625        --         --          --           7,698
Division

Charles I. Merrick              1993     129,600      --          --         --          --          14,104
Vice President-                 1992     120,000    21,100     150,000      8,000      24,990        13,232
Administration                  1991     102,034    12,812        --         --          --           6,776

David J. Clapp                  1993     127,200      --          --         --          --          12,499
Vice President,                 1992     120,000    15,800     150,000      8,000      24,990        16,495
Operating Services              1991     104,955    13,250        --         --          --           9,454
________________

<F1>  The amounts shown for Fiscal 1992 are the fair market
      values of shares of restricted stock granted pursuant to the 1992 Stock Incentive Plan and related grant documents (the "Restricted Stock"), as of December 31, 1992. No Restricted Shares were granted in Fiscal 1993. As of January 1, 1994, Mr. Hanes held 25,000 shares of Restricted Stock with a fair market value as of December 31, 1993 of $275,000, Mr. McCarley held 12,500 shares of Restricted Stock with a fair market value as of December 31, 1993 of $137,500, Mr. Marsh held 12,500 shares of Restricted Stock with a fair market value as of December 31, 1993 of $137,500, Mr. Merrick held 10,000 shares of Restricted Stock with a fair market value as of December 31, 1993 of $110,000 and Mr. Clapp held 10,000 shares of Restricted Stock with a fair market value as of December 31, 1993 of $110,000. All such Restricted Stock was granted on February 3, 1992. One third of the shares became vested on January 1, 1993, one third became vested on January 1, 1994 and the balance will vest on January 1, 1995. Under the Hanes Separation Agreement, Mr. Hanes' remaining shares of Restricted Stock became vested on January 1, 1994. The executives are entitled to any dividends paid on the Restricted Stock, although no dividends were paid on the Restricted Stock during or with respect to Fiscal 1993. In addition to the above terms, the Restricted Stock generally becomes immediately vested upon a Change of Control Event (as defined in the 1992 Stock Incentive Plan), if the executive's employment with the Company is terminated following that Change of Control Event. A total of 79,168 shares of Restricted Stock vested during Fiscal 1993.

<F2>  This column relates to performance shares granted pursuant to the 1992 Stock Incentive Plan (the "Performance Shares"). See "Item 11. Executive Compensation - Employment and Related Agreements - Doskocil Companies Incorporated 1992 Stock Incentive Plan." No Performance Shares were granted in Fiscal 1993, and no Performance Shares vested pursuant to the terms of the 1992 Stock Incentive Plan. Pursuant to the Hanes Separation Agreement and the Myers Settlement Agreement (as defined below), however, all unvested Performance Shares held by Mr. Hanes and Mr. Myers, respectively, vested during Fiscal 1993. As a result, the amounts shown in this column for Fiscal 1993 reflect the fair market value of Mr. Hanes 20,833 Performance Shares that vested in Fiscal 1993 and Mr. Myers 14,583 Performance Shares that vested in Fiscal 1993, based on their fair market value as of December 31, 1993. The number of Performance Shares available under the 1992 Stock Incentive Plan and the vesting of such shares in Fiscal 1993 are described in greater detail in the "Long-Term Incentive Plan" table set forth below and the footnote thereto. "LTIP" means Long-Term Incentive Plan.

<F3>  For Mr. Hanes, includes $3,767 paid by the Company for term life insurance, and $23,246 contributed by the Company to the Wilson Foods Corporation Retirement and Profit-Sharing Plan for Salaried Employees (the "Wilson Plan") during Fiscal 1993. For Mr. Hanes, includes $3,542 paid by the Company for term life insurance, and $21,525 contributed by the Company to the Wilson Plan during Fiscal 1992. For Mr. Hanes, includes $395 paid by the Company for term life insurance, and $9,438 contributed by the Company to the Wilson Plan during Fiscal 1991.

      For Mr. McCarley, includes $574 paid by the Company for term life insurance, and $6,720 contributed by the Company to the Doskocil Companies Incorporated Employee Investment Plan (the "Doskocil 401(k) Plan") during Fiscal 1993. For Mr. McCarley, includes $522 paid by the Company for term life insurance, and $6,866 contributed by the Company to the Doskocil 401(k) Plan during Fiscal 1992. For Mr. McCarley, includes $348 paid by the Company for term life insurance, and $6,231 contributed by the Company to the Doskocil 401(k) Plan during Fiscal 1991.

      For Mr. Myers, includes $2,202 paid by the Company for term life insurance, $6,303 contributed by the Company to the Doskocil 401(k) Plan and $452,712 under the Myers
      Settlement Agreement, described below, during Fiscal 1993.
      For Mr. Myers, includes $3,861 paid by the Company for term life insurance, and $6,866 contributed by the Company to the Doskocil 401(k) Plan during Fiscal 1992. For Mr. Myers, includes $2,281 paid by the Company for term life insurance, and $6,666 contributed by the Company to the Doskocil 401(k) Plan during Fiscal 1991.

      For Mr. Marsh, includes $563 paid by the Company for term life insurance, and $12,185 contributed by the Company to the Wilson Plan during Fiscal 1993. For Mr. Marsh, includes $534 paid by the Company for term life insurance, and $12,586 contributed by the Company to the Wilson Plan during Fiscal 1992. For Mr. Marsh, includes $106 paid by the Company for term life insurance, and $7,592 contributed by the Company to the Wilson Plan during Fiscal 1991.

      For Mr. Merrick, includes $821 paid by the Company for term life insurance, and $13,283 contributed by the Company to the Wilson Plan during Fiscal 1993. For Mr. Merrick, includes $798 paid by the Company for term life insurance and $12,434 contributed by the Company to the Wilson Plan for Fiscal 1992. For Mr. Merrick, includes $305 paid by the Company for term life insurance, and $6,471 contributed by the Company to the Wilson Plan during Fiscal 1991.


      For Mr. Clapp, includes $489 paid by the Company for term life insurance, and $12,010 contributed by the Company to the Wilson Plan during Fiscal 1993. For Mr. Clapp, includes
      $482 paid by the Company for term life insurance, and $16,013 contributed by the Company to the Wilson Plan during Fiscal 1992. For Mr. Clapp, includes $198 paid by the Company for term life insurance, and $9,256 contributed by the Company to the Wilson Plan during fiscal 1991.

<F4>  On October 29, 1993, Mr. Hanes announced his intention to retire as an officer and director of the Company, effective upon the appointment of a successor. As of March 31, 1994, a successor has not been named and Mr. Hanes continues to serve in these positions. On December 31, 1993, Mr. Hanes and the Company entered into the Hanes Separation Agreement (as defined below) relating to termination of his employment. See "Item 11. Executive Compensation - Employment and Related Agreements."

<F5>  On July 6, 1993, Mr. Myers resigned as Senior Vice
      President, Director and Chief Financial Officer. As of that date, a Settlement Agreement was entered into between the Company and Mr. Myers concerning the payment of certain consideration in the event his employment was terminated. See "Item 11. Executive Compensation - Employment and Related Agreements."

<F6>  On February 18, 1994, Mr. Marsh resigned from the Company as Senior Vice President - General Manager, Retail
      Division.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES
                                                                        Value of
                                                    No. of             Unexercised
                        No. of                    Unexercised         In-the-Money
                        Shares                  Options/SARs at       Options/SARs at
                       Acquired                      FY-End               FY-End
                         on         Value         Exercisable/        Exercisable/
Name                   Exercise    Realized     Unexercisable<F1>    Unexercisable<F2>

John T. Hanes              0          $0         40,000/40,000             $0/0
Theodore A. Myers          0           0              0/0                   0/0
Thomas G. McCarley         0           0          3,334/10,000              0/0
Ronald W. Marsh            0           0          3,334/10,000              0/0
David J. Clapp             0           0          2,667/8,000               0/0
Charles I. Merrick         0           0          2,667/8,000               0/0

<F1> One-third of the options became exercisable on February 3,
     1993, one-third of the options became exercisable on February 3, 1994, and the remaining one-third will become exercisable on February 3, 1995. Under the Hanes Settlement Agreement, Mr. Hanes' remaining options shares became vested on December 31, 1993 and remain exercisable until February 2, 1998. Under the Myers Settlement Agreement, Mr. Myers' remaining option shares became vested on July 6, 1993 and he had 90 days in which to exercise his option shares. On October 4, 1993, his option shares expired without having been exercised. When Mr. Marsh left the Company on February 18, 1994, he had 6,666 vested option shares. He has until May 19, 1994 in which to exercise his options. A total of 20,666 options were granted in 1993. A total of 30,500 shares subsequently expired without having been exercised.

<F2> The closing price of Common Stock on December 31, 1993, was
     $11.00 and all of the options shown on the table have an exercise price of $14.00.

     Compensation of Directors

          Directors who are not employees of the Company or its subsidiaries each receive from the Company $20,000 per year (prorated for partial years) for serving on the Board of Directors, plus expenses, and $750 for each Board meeting attended and $500 for each committee meeting attended in person (or after January 29, 1993, by telephone conference call). In addition, Directors who are not employees of the Company or its subsidiaries and who serve as committee chairmen receive an additional $2,000 per year. Each non-employee director also receives options to purchase 5,000 shares of Common Stock pursuant to the Company's 1992 Stock Incentive Plan. During the first quarter of fiscal 1993, Mr. Bauch was paid approximately $37,500 under a consulting agreement that ended on April 18, 1993, to provide services as an independent contractor consultant to a subsidiary of the Company. Mr. Marshall was paid $18,951 under an oral arrangement to provide consulting services to the Company in Fiscal 1993 on a per diem and expense reimbursement basis and Mr. Cook was paid $4,400 under an oral arrangement to provide consulting services to a subsidiary of the Company in Fiscal 1993.


     Employment and Related Agreements

          Hanes Separation and Employment Agreements. On October 29, 1993, John T. Hanes announced his intention to retire as Chairman, President and Chief Executive Officer of the Company, effective when a successor is named. On December 31, 1993, Mr. Hanes and the Company entered into a Separation Agreement and Release (the "Hanes Separation Agreement") concerning the payment of certain consideration upon termination of his employment agreement, such retirement and termination to be effective on a date determined by the Company in its sole discretion and upon at least ninety days prior notice given to Mr. Hanes (the "Effective Date"). Such notice was given by the Company on December 29, 1993, with an effective date of March 31, 1994. As of March 31, 1994, the Company had not named a successor. The Company and Mr. Hanes have agreed to extend the Effective Date of the Hanes Separation Agreement to June 1, 1994.

          Pursuant to the Hanes Separation Agreement, as amended through June 1, 1994, the Company paid Mr. Hanes payments in the amount of $174,030, representing the sum of the following: (i) the amount of base salary received by Mr. Hanes for the period from September 22, 1993 through December 31, 1993; (ii) the present value of Mr. Hanes' automobile and club allowances through December 31, 1994; and (iii) the present value of the amounts the Company would have contributed to the Doskocil 401(k) plan (now called the Doskocil Companies Incorporated Retirement and Profit Sharing Plan) on behalf of Mr. Hanes had Mr. Hanes remained employed by the Company until age 65. In addition, pursuant to the Hanes Separation Agreement, Mr. Hanes is entitled to receive (i) severance payments beginning on January 1, 1994 and ending on December 31, 1994, at Mr. Hanes' base salary rate as in effect on the Effective Date; and (ii) at such time as bonuses are otherwise paid with respect to the 1994 plan year, Mr. Hanes will be paid an incentive bonus for such year under the terms and provisions of the Doskocil Companies Incorporated Annual Incentive Plan (the "Annual Incentive Plan"). Pursuant to the Hanes Separation Agreement, Mr. Hanes is also entitled to the following: (i) continued medical insurance coverage for Mr. Hanes and his spouse until he reaches age 65; (ii) continued life insurance coverage under a separate policy which the Company will purchase and maintain until Mr. Hanes reaches age 65 with coverage equal to current coverage; (iii) reimbursement of professional fees incurred in connection with the negotiation and execution of the Hanes Separation Agreement, up to a maximum cost to the Company of $10,500; (iv) financial counseling services through December 31, 1994, up to a maximum cost to the Company of $4,000; and (v) an interest free loan from the Company in the amount of $225,000, repayable on January 3, 1995. Also, pursuant to the Hanes Separation Agreement, as of January 1, 1994, all Equity Shares previously granted to Mr. Hanes that had not yet vested became fully vested and all stock options previously granted to Mr. Hanes that had not yet vested became fully vested and the expiration date of such Stock Options was extended until February 3, 1998.

          The Hanes Separation Agreement has effectively replaced the employment agreement with Mr. Hanes, which is described as follows: effective as of November 1, 1991, Mr. Hanes and the Company entered into an employment agreement (the "Hanes Agreement") pursuant to which Mr. Hanes served as the Chairman of the Board, President and Chief Executive Officer of the Company. Pursuant to the Hanes Agreement, Mr. Hanes received a one-time cash payment in the amount of $100,000 as of November 1, 1991. Mr. Hanes' base salary for 1993 was $405,000. The Hanes Agreement provided that Mr. Hanes would receive a cash bonus pursuant to the terms of the Annual Incentive Plan. The Hanes Agreement also provided for 50,000 shares of Common Stock to be awarded to Mr. Hanes in accordance with and pursuant to the 1992 Stock Incentive Plan, pursuant to which the Company awarded 25,000 shares of Restricted Stock and 25,000 Performance Shares, as disclosed above. The Hanes Agreement also contained certain confidentiality, change of control and non-competition covenants.

          Myers Settlement and Employment Agreements. On July 6, 1993, Theodore A. Myers resigned as Senior Vice President, Chief Financial Officer and Director of the Company. On that date, a Settlement Agreement was entered into between the Company and Mr. Myers concerning the payment of certain consideration in the event his employment was terminated. Mr. Myers was paid a lump sum cash payment of $452,712. This amount included (i) $421,874 which represented the present value of the unpaid portion of Mr. Myers' compensation as set forth in Section 3 of the Myers Agreement; (ii) $21,307 which represented the present value of his automobile and club allowance as set forth in Section 8 of the Myers Agreement; and (iii) $9,531 which represented the present value of the amounts the Company would have contributed to the Doskocil 401(k) Plan on behalf of Mr. Myers through December 31, 1994 had he remained employed by the Company. In addition, Mr. Myers is entitled to receive a prorated incentive bonus equal to one-half of the amount of the incentive bonus which would have been paid to Mr. Myers had he remained an employed by the Company if relevant performance objectives described in the Company Annual Incentive Plan are met with respect to the 1993 fiscal year of the Company. Mr. Myers also received reimbursement of reasonably incurred business expenses prior to the Settlement Date and reasonable moving expenses not to exceed $3,000. Mr. Myers is also entitled to receive financial counseling services through December 31, 1994 and to continue participation in insurance plans and programs (excluding life insurance plans) to which he was participating prior to the Settlement Date. As part of the Settlement Agreement, the Company agreed to pay 40% of the premiums for a life insurance policy. Also, all previously granted but unvested Stock Options became fully vested and exercisable in accordance with the 1993 Stock Incentive Plan. On August 2, 1993, all unvested Equity Shares became fully vested in Mr. Myers.

          Effective as of November 1, 1991, Mr. Myers and the Company entered into an employment agreement (the "Myers Agreement") pursuant to which Mr. Myers served as the Chief Financial Officer of the Company. Mr. Myers' base salary for 1993 was $297,000. The Myers Agreement also provided that 35,000 shares of Common Stock were to be awarded to Mr. Myers in accordance with and pursuant to the 1992 Stock Incentive Plan, which the Company performed by awarding 17,500 shares of Restricted Stock and 17,500 Performance Shares. The Myers Agreement also contained certain confidentiality, change of control and non-competition covenants. Mr. Myers became immediately vested in all Restricted Stock and a pro rata portion (in an amount relative to the number of months during the performance period Mr. Myers was employed by the Company if the specified performance objectives are obtained for the performance period during which the termination occurred) of any Performance Shares then held by Mr. Myers, upon Mr. Myers' death, disability (as defined in the Myers Agreement), or termination without cause. Under the Myers Settlement Agreement, Mr. Myers' remaining option shares became vested on July 6, 1993, and he had 90 days in which to exercise his option shares. On October 4, 1993, his option shares expired without having been exercised.

          Johnson Agreement. On December 31, 1993, Neil R. Johnson resigned from the Company as Vice President and Treasurer. Mr. Johnson had been Vice President of the Company since January 1989 and was elected as Treasurer in February 1993. Mr. Johnson also served as Treasurer of the Company from December 1985 to October 1991. Mr. Johnson received lump sum separation compensation of $89,934 as well as other benefits provided by the Officer Separation Pay Plan described below.

          On February 18, 1994, Ronald W. Marsh resigned from the Company as Senior Vice President-General Manager, Retail Division. Mr. Marsh had been Senior Vice President-General Manager, Retail Division of the Company since October 1991. Mr. Marsh was Vice President of Marketing and Product Management of Wilson Brands from October 1989 to October 1991 and was Director of Retail Marketing of Wilson Foods prior thereto. When Mr. Marsh resigned, he had 6,666 vested option shares. He has until May 19, 1994, in which to exercise his option shares.

          Transition Employment Agreements. The Company has entered into Transition Employment Agreements with each of 15 of the key employees of the Company, including all of the executive officers listed in the "Summary Compensation Table" above, other than Mr. Hanes and Mr. Myers (each an "Executive"). The Transition Employment Agreements are effective for a period of two years after a Change of Control (as defined in the Transition Employment Agreement) (the "Term" of the Transition Employment Agreement), which includes, among other things, a change in stock ownership whereby a person or group acquires a sufficiently large block of Common Stock which, when voted with shares solicited by proxy or written consent solicitation without the benefit of a management supported proxy, would enable such person or group to elect a member of the Board of Directors. If the Executive's employment is terminated by the Company without Cause (as defined in the Transition Employment Agreement) or by the Executive for Good Reason (as defined in the Transition Employment Agreement), within two years following a Change of Control, then (i) for the remainder of the Term of the Agreement the Executive shall continue to be paid his or her Compensation (as defined in the Transition Employment Agreement); (ii) all Options, Performance Shares, and shares of Restricted Stock held by the Executive shall vest; and (iii) the Executive shall have a period of three months to exercise any such Options. The Transition Employment Agreement also provides: that the Company will indemnify the Executives to the fullest extent permitted by the Certificate of Incorporation, the Company's bylaws, and Delaware law; confidentiality and noncompetition covenants by the Executives; notice requirements prior to termination; and for continuation of pre-Change of Control pay levels after a Change of Control.

          Officer Separation Pay Plan. In 1993, the Company adopted a separation pay plan for officers which takes effect on termination of employment of an officer other than by voluntary resignation or for cause. The plan provides that separation pay will be made up of a lump sum of 75% of current annual base salary and current allowances (i.e. auto allowance) for a six-month period for an officer who has served for less than two years and for a 12-month period for an officer who has served two years or more. Under the plan, an officer may elect to receive separation pay as unreduced salary continuance on the condition that benefits will terminate when the officer obtains suitable employment. Such an officer will be eligible for outplacement service (selected and paid for by the Company) as needed for a maximum of six months. Incumbent officers on March 31, 1993, the effective date of the plan, were deemed to have been officers for two years.

          Wilson Foods Corporation Retirement and Profit Sharing Plan for Salaried Employees. On July 1, 1993, the Wilson Plan was merged into the Doskocil Employee Investment Plan.
Mr. Hanes, Mr. Marsh, Mr. Merrick and Mr. Clapp were covered by the Wilson Plan until the merger. The Wilson Plan provided defined contributions to individual accounts of all qualified employees who are not eligible for membership in a bargaining unit. The Wilson Plan provided basic contributions out of Accumulated Net Profits (as defined in the Wilson Plan) for a stated target benefit at age 65, with supplemental contributions based upon Wilson Foods' current Net Profits (as defined in the Wilson Plan). Effective July 1, 1989, contributions to the Wilson Plan became 100% vested immediately. In Fiscal 1993, payments were made under the Wilson Plan with respect to 1992.
In Fiscal 1993, contributions were made to the retirement account for Mr. Hanes with respect to 1992 of $19,458. Total contributions for all executive officers as a group in Fiscal 1993 with respect to 1992 were $62,199. Total contributions for all employees (including officers who are not executive officers) in Fiscal 1993 with respect to 1992 were $958,033.

          Doskocil Employee Investment Plan. On July 1, 1993, the Doskocil 401(k) Plan was amended and renamed the Doskocil Retirement & Profit Sharing Plan (the "Doskocil Retirement Plan") and the Wilson Plan was merged into the Doskocil Retirement Plan. Only Mr. Myers and Mr. McCarley were covered by the Doskocil Retirement Plan for the period January 1 to June 30, 1993. Thereafter, all of the named officers were covered by that plan which provides that all eligible employees of the Company who have attained the age of 18, have completed 90 days of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary to the Doskocil Retirement Plan. The Company makes contributions on behalf of each participant of a matching amount up to an employee contribution of 3% of such employee's salary. Under the amended Plan, the Company also makes a 1% seed contribution to the employee's account up to $250. Employees are fully vested at all times with respect to all contributions to the Doskocil Retirement Plan. Upon severance from service with the Company, participants are entitled to a distribution in a single lump sum of their vested interest in the Doskocil Retirement Plan. On November 27, 1988, the Company's Board of Directors amended the Doskocil Retirement Plan to merge the former Stoppenbach, Inc. Thrift Plan and Trust into the Doskocil Retirement Plan. In 1991, the Company suspended the purchase of the common stock of the Company as one of the investment options under the Doskocil Retirement Plan.

          Annual Incentive Plan. The Annual Incentive Plan was adopted by the Board of Directors of the Company effective as of January 1, 1992. The primary purpose of the Annual Incentive Plan is to create incentives which are designed to enhance the efficiency and profitability of the Company and to provide participating key employees with an opportunity to earn financial rewards in the form of annual incentive payments if certain Performance Objectives (as defined in the Annual Incentive Plan) are met. Any active key management employee of the Company or of any subsidiary, division or operating unit thereof, is eligible to participate in the Annual Incentive Plan. The Annual Incentive Plan provides for the formation of Incentive Award Groups, Target Incentive Levels, and Performance Objectives (each as defined in the Annual Incentive Plan) for each plan year. The payment of awards to participants is determined by the extent to which certain Performance Objectives have been obtained with respect to each plan year. No incentive awards were paid under the Annual Incentive Plan for Fiscal 1993.

          Doskocil Companies Incorporated 1992 Stock Incentive Plan. On February 3, 1992, the Board of Directors of the Company adopted the 1992 Stock Incentive Plan. The 1992 Stock Incentive Plan authorizes the Compensation Committee to grant awards during the period beginning January 1, 1992 and ending December 31, 2001. On June 10, 1993, the 1992 Stock Incentive Plan was amended to increase the reserved shares for issuance from 510,000 to 810,000. Under the Stock Incentive Plan, Restricted Stock awards, Performance Share awards and option awards have been granted to the directors, to certain executive officers listed on the preceding Summary Compensation Table, and to other officers and employees of the Company. The stock option awards have a per share exercise price equivalent to the fair market value of the Common Stock on the date of grant. The value of the stock options is related directly to the market price of the Common Stock and thus to the long-term performance of the Company.


Additional Information With Respect To Compensation Committee
Interlocks and Insider Participation In Compensation Decisions

          Compensation Committee Interlocks and Insider Participation. During Fiscal 1993, the Compensation Committee of the Board of Directors of the Company was comprised of Terry W. Grimm, Chairman, Richard N. Bauch, Dort A. Cameron III and Yvonne
V. Cliff (who became a member on March 22, 1993). None of the members of the Compensation Committee has ever been (i) an employee or officer of the Company or any of its subsidiaries or
(ii) had any relationship requiring disclosure under any paragraph of Item 404 or in Item 402(j)(3) of Regulation S-K promulgated by the Commission, with the exception of Mr. Bauch, who was an executive officer of the Company from May 1987 to June 1989 and who served as an independent contractor consultant to a subsidiary of the Company from January until April of 1993.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


          The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 25, 1994, with respect to (i) each person known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each executive officer of the Company listed in the Summary Compensation Table set forth under the caption "Executive Compensation," and (iv) all Directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                 Amount and
                                  Nature of
                                 Beneficial       Percent of
Name of Beneficial Owner        Ownership(1)      Shares (2)

Joseph Littlejohn & Levy        2,182,500            27.5%
 Fund, L.P.(3)
126 East 56th Street
New York, NY 10022

The Airlie Group L.P.(4)          802,241            10.1
115 East Putnam Avenue
Greenwich, CT 06830

John T. Hanes(5)                   90,000             1.1
Thomas G. McCarley(6)              17,958              *
Charles I. Merrick(7)              14,267              *
David J. Clapp(8)                  15,578              *
Theodore Ammon(9)                       0              *
Thomas W. Arenz(9)                      0              *
Richard N. Bauch(10)               75,181              *
Richard T. Berg(10)                39,246              *
Dort A. Cameron III(11)           802,241            10.1
Yvonne V. Cliff(12)             2,182,500            27.5
Robert D. Cook(10)                  4,333              *
Terry M. Grimm(10)                  3,559              *
Peter A. Joseph(12)             2,182,500            27.5
Michael I. Klein(9)                     0              *
Paul S. Levy(12)                2,182,500            27.5
Angus C. Littlejohn, Jr.(12)    2,182,500            27.5
Paul W. Marshall(10)(13)            5,333              *
All directors and executive
  officers as a group
  (21 persons)(11)(12)(14)      3,194,684            40.2%
___________
*    Less than one percent

(1) Beneficial ownership: (i) includes shares that have been issued as Restricted Stock (some of such shares being subject to forfeiture); (ii) includes shares subject to stock options (the "Option Shares") currently exercisable or exercisable within 60 days; and (iii) includes vested Performance Shares.
(2) Percentages of Common Stock held are based on 7,940,165 shares of Common Stock outstanding as of March 28, 1994, which includes 97,500 shares of Restricted Stock, 79,168 Option Shares and 51,676 vested Performance Shares, as described in notes (5)-(15), inclusive, below, and the 391,975 shares of Common Stock held in a disputed claims reserve established pursuant to the Plan of Reorganization.
(3) The following persons filed a Schedule 13D on or about February 16, 1993, as amended March 22, 1993, and November 18, 1993, reporting that they had shared voting and dispositive power over the shares of Common Stock held by Joseph Littlejohn & Levy Fund, L.P.: Yvonne V. Cliff, Peter
     A. Joseph, Paul S. Levy and Angus C. Littlejohn, Jr.
(4) The following persons filed a Schedule 13D on or about November 8, 1991, as amended on April 2, 1993, reporting that they had shared or sole voting and dispositive power over the shares of Common Stock held by The Airlie Group L.P.; EBD L.P/; TMT-FW, Inc.; Dort A. Cameron III; and Thomas M. Taylor. As part of that Schedule 13D, the following persons reported sole dispositive power over 6,962 shares of Common Stock, which shares are not included in the preceding table: Sid R. Bass; Sid R. Bass, Inc.; Lee M. Bass; Lee M. Bass, Inc.; Edward D. Bass; and Thru Line Inc. The Schedule 13D states that the single, joint filing was made by all such persons because they may be deemed to constitute a "group" under Section 13(d)(3) of the Exchange Act, but all such persons disclaim membership in such group.
(5) Includes 25,000 vested shares of Restricted Stock, 25,000 vested Performance Shares and 40,000 vested option shares.
(6) Includes 12,500 shares of Restricted Stock of which 8,334 shares are currently vested, 2,084 vested Performance Shares and 6,666 option shares.
(7) Includes 10,000 shares of Restricted Stock of which 6,666 shares are currently vested, 1,667 vested Performance Shares and 5,333 option shares.
(8) Includes 10,000 shares of Restricted Stock of which 6,666 shares are currently vested, 1,667 vested Performance Shares and 5,333 option shares.
(9) None of the JLL Designee directors who are not general partners of JLL or its general partner beneficially owns any shares of the Common Stock.
(10) Includes 3,333 option shares currently exercisable.
(11) Includes the 802,241 shares of Common Stock beneficially owned by The Airlie Group L.P. Mr. Cameron is the General Partner of EBD L.P., which is a general partner of The Airlie Group L.P., and may disclaim beneficial ownership of some or all of these shares.
(12) Includes the 2,182,500 shares of Common Stock held by JLL; these Directors, who are general partners of JLL Associates, L.P., the general partner of JLL, may disclaim beneficial ownership of some or all of these shares.
(13) Includes 2,000 shares of Common Stock held by Paul W. Marshall, as Trustee of the Marshall Bartlett Inc. Restricted Preferred Stock and Savings Plan.
(14) Includes 97,500 shares of Restricted Stock of which 79,168 shares are currently vested and 51,676 vested Performance Shares.

          Capital Stock. As of March 28, 1994, 7,940,165 shares of Common Stock were issued and outstanding with approximately 391,975 of such shares being held by the Company as disbursing agent pending resolution of disputed claims (the "Disputed Claims Reserve") pursuant to the Plan of Reorganization. In addition, the Certificate of Incorporation authorizes 4,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock"), of which no shares are issued and outstanding. The Company's Board of Directors has authority to authorize the issuance of Preferred Stock, from time to time in one or more series, and with respect to each such series of Preferred Stock, at the time of issuance to fix and determine by resolution the number of shares within such series and the powers, designations, preferences and relative, participating, optional or other rights thereof, if any, or the qualifications, limitations or restrictions thereof, if any.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For a description of employment agreements and severance agreements with Mr. Hanes, Mr. Myers and Mr. Johnson, see "Item 11. Executive Compensation - Employment and Related
Agreements."

                                  Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  List of Documents filed as part of this Report:

     1.   Financial Statements:
                                                          Page
          Consolidated Balance Sheet at
               January 1, 1994 and January 2, 1993 . . . . F-1

          Consolidated Statement of Operations
               For the Years Ended January 1, 1994,
               January 2, 1993, the Three Months Ended
               December 28, 1991 (all Post-Confirmation)
               and the Nine Months Ended September 28,
               1991 (Pre-Confirmation) . . . . . . . . . . F-2

          Consolidated Statement of Stockholders' Equity
               For the Years Ended January 1, 1994,
               January 2, 1993, the Three Months
               Ended December 28, 1991 (all Post-
               Confirmation) and the Nine Months Ended
               September 28, 1991 (Pre-Confirmation) . . . F-4

          Consolidated Statement of Cash Flows
               For the Years Ended January 1, 1994,
               January 2, 1993, the Three Months
               Ended December 28, 1991 (all Post-
               Confirmation) and the Nine Months Ended
               September 28, 1991(Pre-Confirmation). . . . F-5

          Notes to Consolidated Financial Statements . . . F-7

          Report of Independent Accountants. . . . . . . .F-25

          Quarterly Results of Operations (Unaudited). . .F-26

     2.   Financial Statement Schedules:

          Schedule V -   Property, Plant and Equipment . .F-27

          Schedule VI -  Accumulated Depreciation,
                         Depletion and Amortization of
                         Property, Plant and Equipment . .F-28

          Schedule IX -  Short-Term Borrowings . . . . . .F-29


          Schedule X -   Supplementary Income Statement
                         Information . . . . . . . . . . .F-30

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits (numbered in accordance with Item
          601 of Regulation S-K):

Exhibit Number                       Description

     3.1            Amended and Restated Certificate of
                    Incorporation of Doskocil Companies
                    Incorporated ("Doskocil")

     3.2            Amended and Restated Bylaws of Doskocil

     4.1            Specimen certificate for Doskocil Common
                    Stock, par value $.01 per share

     4.2            Credit Agreement among Doskocil, the Several
                    Lenders from Time to Time Parties Thereto and Chemical Bank, as Agent dated as of April 28, 1993

     4.3            Form of Doskocil 9 3/4 % Senior
                    Subordinated Redeemable Notes due 2000

     4.4            Indenture between Doskocil and First
                    Fidelity Bank, National Association, New
                    York, as Trustee

     4.5            Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto

     4.6            Amended and Restated Certificate of
                    Incorporation of Doskocil (see Exhibit 3.1 above)

     4.7            Amended and Restated Bylaws of Doskocil (see
                    Exhibit 3.2 above)

     4.8 Doskocil Companies Incorporated Retirement and Profit Sharing Plan

     4.9*           Doskocil Companies Incorporated 1992 Stock
                    Incentive Plan, as amended

     4.10           Lease by and between the City of South
                    Hutchinson, Kansas and Doskocil dated
                    August 1, 1985

     4.11           Guaranty Agreement between Doskocil and The
                    Fourth National Bank and Trust Company,
                    Wichita, dated August 1, 1985

     4.12 Agreement for Waste Water Treatment Service between Stoppenbach, Inc. and The City of
                    Jefferson, Wisconsin dated November 1985

     4.13           Agreement (for waste water treatment)
                    between the City of Logansport, Indiana, and Wilson & Co., Inc., dated June 26, 1967

     10.1 Credit Agreement among Doskocil, the Several Lenders from Time to Time Parties Thereto and Chemical Bank, as Agent dated as of April 28, 1993 (see Exhibit 4.2 above)

     10.2           Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000 (see Exhibit 4.3 above)

     10.3           Indenture between Doskocil and First
                    Fidelity Bank, National Association, New
                    York, as Trustee (see Exhibit 4.4 above)

     10.4 Amended and Restated Credit and Security Agreement dated as of October 31, 1991, among Doskocil and its subsidiaries, Chemical Bank and the signatory banks thereto

     10.5           First Amendment to the Amended and Restated
                    Credit Agreement dated as of October 31,
                    1991

     10.6           Second Amendment to Amended and Restated
                    Credit and Security Agreement dated on or about February 12, 1992

     10.7           Third Amendment to Amended and Restated
                    Credit and Security Agreement dated June 11,
                    1992

     10.8           Fourth Amendment to Amended and Restated
                    Credit and Security Agreement dated
                    September 25, 1992

     10.9           Fifth Amendment to Amended and Restated
                    Credit and Security Agreement dated
                    January 22, 1993

     10.10          Sixth Amendment, Waiver and Consent to
                    Amended and Restated Credit and Security
                    Agreement dated March 5, 1993

     10.11          Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto (see Exhibit 4.5 above)

     10.12 Waiver Agreement dated March 5, 1993, by and among Doskocil, Chemical Bank and the banks signatory to the Warrant Agreement

     10.13 Doskocil Companies Incorporated Retirement and Profit Sharing Plan (see Exhibit 4.8 above)

     10.14*         Doskocil Companies Incorporated Annual
                    Incentive Plan

     10.15*         Doskocil Companies Incorporated 1992 Stock
                    Incentive Plan, as amended (see Exhibit 4.9 above)

     10.16 Wilson Foods Corporation Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation effective January 1, 1985, restated December 31, 1987

     10.17* Employment Agreement dated November 1, 1991, between Doskocil and John Hanes

     10.18*         Separation Agreement and Release dated
                    December 31, 1993 between Doskocil and John
                    Hanes

     10.19* Employment Agreement dated November 1, 1991, between Doskocil and Theodore A. Myers

     10.20*         Settlement Agreement dated July 6, 1993
                    between Doskocil and Theodore A. Myers

     10.21* Form of Transition Employment Agreement dated on or about December 17, 1991, between Doskocil and Ronald W. Marsh, Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Neil R. Johnson,
                    Charles I. Merrick, Darian B. Andersen,
                    Bryant P. Bynum, Joseph P. Baker, Lee C.
                    Harrison, William Kelly, James J. Krause,
                    T.D. Traver and Charles M. Sweeney

     10.22          Lease by and between the City of South
                    Hutchinson, Kansas and Doskocil dated
                    August 1, 1985 (see Exhibit 4.10 above)

     10.23          Lease dated November 4, 1991, between
                    Doskocil and American General Life and
                    Accident Insurance Company

     10.24          Lease Agreement dated April 4, 1992, between
                    Doskocil and Millard Refrigerated Services-
                    Atlanta, as amended

     10.25 Agreement between Wilson Foods Corporation and the City of Cherokee, Iowa, dated February 28, 1964, and First Amendment thereto dated October 24, 1978; Second Amendment thereto dated February 24, 1981; and Third Amendment thereto dated August 18, 1983, covering water and sewage services

     10.26 Agreement dated December 26, 1989, by and between the City of Cherokee, Iowa and Wilson Foods Corporation, covering water rates

     10.27 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date

     10.28          Stock Purchase Agreement by and between
                    Doskocil and JLL dated February 16, 1993

     10.29 Waiver Agreement by and between Doskocil and Chemical Bank dated March 5, 1993

     10.30          Form of Indemnification Agreement between
                    Doskocil and its non-employee Directors

     10.31 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund,
                    L.P., The Airlie Group, L.P. and Doskocil

     10.32          Stockholders Agreement dated as of March 22,
                    1993, by and between the Airlie Group, L.P.
                    and Doskocil

     10.33*         Separation Pay Plan, dated March 31, 1993

     10.34          Consulting Agreement between Doskocil
                    Companies Incorporated and Richard N. Bauch, dated January 18, 1993

     10.35          Master Equipment Lease between Doskocil and
                    Cargill Leasing Corporation dated September
                    1, 1993

     10.36          Stock Purchase Agreement between
                    International Multifoods Corporation and
                    Doskocil Companies Incorporated dated as of March 17, 1994

     11.1           Calculation of Earnings Per Share

     20.1**         Annual Report on Form 11-K with Respect to
                    Doskocil Employee Investment Plan

     21.1           Subsidiaries of Doskocil

     22.1**         Proxy Statement for Annual Meeting of
                    Stockholders Scheduled to be Held June 2,
                    1994

     23.1           Consent of Independent Accountants

_______________________
*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.

     (b)  Reports on Form 8-K.

          None

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                (Dollar amounts in thousands, except par value)

                                               January 1,    January 2,
                                                  1994          1993
                                               __________    __________
                               ASSETS
Current assets:
   Cash and cash equivalents (Note 10)          $  6,203      $  9,312
   Receivables                                    36,283        34,763
   Inventories (Note 2)                           39,984        38,930
   Other current assets                            2,101         3,726
                                                ________      ________
      Total current assets                        84,571        86,731
Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $20,046 in 1993 and $10,381 in 1992
  (Note 3)                                        77,678        81,294
Trademarks and tradenames, net of accumulated
  amortization of $2,837 in 1993 and
  $1,587 in 1992                                  22,163        23,413
Deferred charges and other assets (Note 7)        44,907         7,045
Reorganization value in excess of amounts
  allocable to identifiable assets, net
  of accumulated amortization of $11,090 in
  1993 and $6,157 in 1992 (Note 1)                87,562        92,495
                                                ________      ________

                                                $316,881      $290,978
                                                ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $  2,330      $ 10,170
   Accounts payable                               10,357         7,657
   Accrued liabilities (Note 4)                   40,732        54,476
                                                ________      ________
      Total current liabilities                   53,419        72,303

Long-term debt (Note 5)                          127,906       137,305
Other long-term liabilities (Note 8)              79,987        19,731
Commitments and contingencies (Note 9)
Stockholders' equity (Note 6):
   Common stock, $.01 par value, 20,000,000
     shares authorized, 7,918,343 and
     5,887,500 shares issued and
     outstanding, respectively                        79            59
   Capital in excess of par value                112,315        85,267
   Retained earnings (deficit)                   (54,910)      (22,891)
   Minimum pension liability adjustment           (1,575)         -
                                                ________      ________
                                                  55,909        62,435
   Unearned compensation                            (340)         (796)
                                                ________      ________
      Total stockholders' equity                  55,569        61,639
                                                ________      ________
                                                $316,881      $290,978
                                                ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                 DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except per share data)

                                                                           Pre-
                                          Post-Confirmation            Confirmation
                               ______________________________________  ____________
                               Fiscal Year  Fiscal Year  Three Months   Nine Months
                                  Ended         Ended       Ended         Ended
                                 Jan. 1,       Jan. 2,     Dec. 28,     Sept. 28,
                                  1994          1993         1991          1991
                               ___________  ___________  ____________  ____________
Net sales                       $648,207      $770,687     $208,691  |   $611,529
Cost of sales                    537,530       661,349      175,947  |    533,543
                                ________      ________     ________  |   ________
Gross profit                     110,677       109,338       32,744  |     77,986
                                                                     |
Operating expenses:                                                  |
   Selling                        60,930        58,920       16,341  |     44,201
   General and administrative     26,567        27,215        6,114  |     20,762
   Amortization of intangible                                        |
     assets                        6,183         6,307        1,436  |      3,963
   Provision for plant                                               |
     closings (Note 3)               500        32,000         -     |       -
                                ________      ________     ________  |   ________
      Total                       94,180       124,442       23,891  |     68,926
                                ________      ________     ________  |   ________
Operating income (loss)           16,497       (15,104)       8,853  |      9,060
                                                                     |
Other income (expense):                                              |
   Interest and financing                                            |
     costs                       (13,849)      (11,485)      (3,795) |    (16,594)
   Other, net                        178           112          (40) |         62
                                ________      ________     ________  |   ________
      Total                      (13,671)      (11,373)      (3,835) |    (16,532)
Income (loss) before reorgani-                                       |
  zation items, income taxes,                                        |
  extraordinary item and                                             |
  cumulative effect of a change                                      |
  in accounting principle          2,826       (26,477)       5,018  |     (7,472)
Reorganization items (Note 6)       -             -            -     |    (40,952)
Provision for income taxes                                           |
  (Note 7)                          (419)         (357)      (1,075) |       -
                                ________      ________     ________  |   ________
Income (loss) before extra-                                          |
  ordinary item and cumulative                                       |
  effect of a change in                                              |
  accounting principle             2,407       (26,834)       3,943  |    (48,424)
                                                                     |
Extraordinary gain -                                                 |
  forgiveness of debt (Note 6)      -             -            -     |    113,794
Cumulative effect on prior                                           |
  years (to January 2, 1993)                                         |
  of change in accounting for                                        |
  postretirement benefits                                            |
  other than pensions (Note 8)   (34,426)         -            -     |       -
                                ________      ________     ________  |   ________
Net income (loss)               $(32,019)     $(26,834)    $  3,943  |   $ 65,370
                                ========      ========     ========      ========

                                   (continued)

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                           Pre-
                                          Post-Confirmation            Confirmation
                               ______________________________________  ____________
                               Fiscal Year  Fiscal Year  Three Months   Nine Months
                                  Ended         Ended       Ended         Ended
                                 Jan. 1,       Jan. 2,     Dec. 28,     Sept. 28,
                                  1994          1993         1991          1991
                               ___________  ___________  ____________  ____________
                                                                     |
Earnings (loss) per share -                                          |
  primary and fully diluted:<F1>                                     |
    Income (loss) before                                             |
     extraordinary item and                                          |
     cumulative effect of a                                          |
     change in accounting                                            |
     principle                  $  0.32       $(4.63)      $ 0.68    |   $(9.46)
    Extraordinary gain-                                              |
     forgiveness of debt            -            -            -      |    22.24
    Cumulative effect of change                                      |
     in accounting for post-                                         |
     retirement benefits other                                       |
     than pensions (Note 8)       (4.64)         -            -      |      -
                                _______       ______       ______    |   ______
    Net income (loss)           $ (4.32)      $(4.63)      $ 0.68    |   $12.78
                                =======       ======       ======        ======
Weighted average number of
 common and common equivalent
 shares outstanding - primary
 and fully diluted                7,419        5,790        5,790         5,116

<F1>  The per share amounts for the period ended September 28,
      1991 do not provide meaningful comparisons due to the Company's Chapter 11 reorganization.

The accompanying notes are an integral part of the consolidated financial statements.

                              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (In thousands)

                                                                                          Minimum
                                                      Capital in   Retained               Pension     Unearned
                                   __Common Stock__    Excess of   Earnings   Treasury   Liability     Compen-
                                   Shares    Amount    Par Value   (Deficit)    Stock    Adjustment    sation
                                   ______   _______   __________   _________  ________   __________   ________
Balance, December 29, 1990          6,092   $ 2,437    $100,763    $(63,575)  $(8,591)     $  -        $  -
Net income for period through
 September 28, 1991 (pre-
 confirmation)                       -         -           -         65,370      -            -           -
Effects of reorganization
 (Note 6):
  "Fresh Start" adjustments          -         -        (91,852)       -         -            -           -
  Elimination of accumulated
   deficit                           -         -          1,795      (1,795)     -            -           -
  Cancellation of predecessor
   shares                          (6,092)   (2,437)     (6,154)       -        8,591         -           -
  Issuance of new shares            5,790        58      79,522        -         -            -           -
                                   ______   _______    ________    ________   _______      _______     _______
Balance, September 28, 1991         5,790        58      84,074        -         -            -           -
Net income for period from
 September 29, 1991 (post-
 confirmation)                       -         -           -          3,943      -            -           -
                                   ______   _______    ________    ________   _______      _______     _______
Balance, December 28, 1991          5,790        58      84,074       3,943      -            -           -
Net Loss                             -         -           -        (26,834)     -            -           -
Issuance of shares under
 Stock Incentive Plan (Note 6)         98         1       1,193        -         -            -         (1,193)
Amortization                         -         -           -           -         -            -            397
                                   ______   _______    ________    ________   _______      _______     _______
Balance, January 2, 1993            5,888        59      85,267     (22,891)     -            -           (796)
Net Loss                             -         -           -        (32,019)     -            -           -
Issuance of new shares (Note 6)     2,000        20      26,702        -         -            -           -
Issuance of shares under
 Stock Incentive Plan (Note 6)         30      -            346        -         -            -           -
Minimum pension liability
 adjustment                          -         -           -           -         -          (1,575)       -
Amortization                         -         -           -           -         -            -            456
                                   ______   _______    ________    ________   _______      _______     _______
Balance, January 1, 1994            7,918   $    79    $112,315    $(54,910)  $  -         $(1,575)    $  (340)
                                   ======   =======    ========    ========   =======      =======     =======

           The accompanying notes are an integral part of the consolidated financial statements.

             Doskocil Companies Incorporated and Subsidiaries
                  Consolidated Statement of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                      (Dollar amounts in thousands)

                                                                           Pre-
                                          Post-Confirmation            Confirmation
                               ______________________________________  ____________
                               Fiscal Year  Fiscal Year  Three Months   Nine Months
                                  Ended         Ended       Ended         Ended
                                 Jan. 1,       Jan. 2,     Dec. 28,     Sept. 28,
                                  1994          1993         1991          1991
                               ___________  ___________  ____________  ____________
Cash flows from operating
 activities:                                                         |
  Net income (loss)             $(32,019)     $ (26,834)   $ 3,943   |   $ 65,370
  Adjustments to reconcile                                           |
   income (loss) to net cash                                         |
   provided (used) by                                                |
   operating activities:                                             |
    Depreciation and                                                 |
     amortization                 16,015         17,786      4,483   |     18,591
    Postretirement medical                                           |
     benefits                      1,090           -          -      |       -
    Provision for plant                                              |
     closing and sale                500         32,000       -      |       -
    Reorganization adjustments      -              -          -      |     30,265
    Extraordinary gain -                                             |
     forgiveness of debt            -              -          -      |   (113,794)
    Cumulative effect of change                                      |
     in accounting for post-                                         |
     retirement benefits other                                       |
     than pensions                34,426           -          -      |       -
    Gain on sale of property,                                        |
     plant and equipment            -              -           142   |       -
    Changes in:                                                      |
      Receivables                 (1,761)          (860)     4,335   |       (485)
      Inventories                 (1,054)          (257)     5,386   |      1,541
      Other current assets         1,625           (109)     1,417   |        519
      Deferred charges and                                           |
       other assets                 (609)          -           -     |       -
      Income taxes payable          (141)           182        936   |       -
      Accounts payable and                                           |
       accrued liabilities         1,441        (19,981)    (5,561)  |      6,365
      Noncurrent liabilities      (1,467)          (862)      (472)  |       -
      Pre-petition liabilities      -              -          -      |     (9,900)
    Net cash provided (used) by                                      |
     discontinued operations        -              -           (10)  |      1,187
    Other                             92             23       -      |        338
                                ________       ________    _______   |   ________
  Net cash provided (used) by                                        |
   operating activities           18,138          1,088     14,599   |         (3)
                                ________       ________    _______       ________



                                                 (Continued)

             Doskocil Companies Incorporated and Subsidiaries
                  Consolidated Statement of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                                              Pre-
                                             Post-Confirmation            Confirmation
                                 ______________________________________  ____________
                                 Fiscal Year  Fiscal Year  Three Months   Nine Months
                                     Ended         Ended       Ended         Ended
                                    Jan. 1,       Jan. 2,     Dec. 28,     Sept. 28,
                                     1994          1993         1991          1991
                                  ___________  ___________  ____________  ____________
Cash flows from investing                                               |
 activities:                                                            |
  Purchase of property, plant                                           |
   and equipment                    (19,690)     (6,604)       (1,193)  |    (5,816)
  Proceeds from sale of                                                 |
   property, plant and equipment     14,900      10,271           179   |     2,453
  Decrease in deferred                                                  |
   charges and other assets             517        -             -      |      -
  Net cash used by Assets Held                                          |
   for Sale                         (16,914)     (1,554)         -      |      -
                                   ________     _______       _______   |   _______
  Net cash provided (used) by                                           |
   investing activities             (21,187)      2,113        (1,014)  |    (3,363)
                                   ________     _______       _______   |   _______
Cash flows from financing                                               |
 activities:                                                            |
  Proceeds from debt obligations    214,220      94,282        31,000   |    80,800
  Payments on capital lease and                                         |
   debt obligations                (235,270)    (98,816)      (38,384)  |   (80,348)
  Payment of debt issue costs        (5,732)       -             -      |      -
  Issuance of common stock           26,722        -             -      |      -
  Pre-petition debt obligations        -           -             -      |    (4,986)
                                   ________     _______       _______   |   _______
  Net cash provided (used) by                                           |
   financing activities                 (60)     (4,534)       (7,384)  |    (4,534)
                                   ________     _______       _______   |   _______
Increase (decrease) in cash                                             |
  and cash equivalents               (3,109)     (1,333)        6,201   |    (7,900)
Cash and cash equivalents,                                              |
  beginning of period                 9,312      10,645         4,444   |    12,344
                                   ________     _______       _______   |   _______
Cash and cash equivalents,                                              |
  end of period                    $  6,203     $ 9,312       $10,645   |   $ 4,444
                                   ========     =======       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

          DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Description of Business and Summary of Significant
        Accounting Policies

     a.  Description of Business:
              The Company specializes in formulating, processing, marketing and distributing specialty precooked value-added meat, meat toppings, pepperoni, dry sausage, cooked and value-added smoked boneless hams, bacon, various delicatessen specialty meats and other food products to the foodservice, delicatessen and retail markets. In addition, management of the Company believes that the Company is a leading supplier of beef and pork toppings and pepperoni to the pizza foodservice market. The Company supplies its products to grocery and independent delicatessens, and numerous restaurant, food processor and institutional customers.

              The Company's annual reporting period ends on the Saturday nearest December 31. Accordingly, the annual reporting period ended January 1, 1994 contained 52 weeks, the annual reporting period ended January 2, 1993 contained 53 weeks, the reporting period for the three months ended December 28, 1991 contained 13 weeks and the reporting period for the nine months ended September 28, 1991 contained 39 weeks.

     b.  Principles of Consolidation:
              The consolidated financial statements include the accounts of Doskocil Companies Incorporated
              ("Doskocil") and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     c.  Inventories:
              Inventories are valued at the lower of cost
              (first-in, first-out) or market. The Company periodically enters into livestock futures contracts as deemed appropriate to reduce the risk of future price increases. These futures contracts are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost and included in cash flows from operating activities in the Consolidated Statement of Cash Flows.

     d.  Property, Plant and Equipment:
              Property, plant and equipment are stated at cost if acquired after September 28, 1991 (See Note 6).

              Depreciation and amortization are provided using the straight-line method over either the estimated useful lives of the related assets (3 to 40 years) or, for capital leases, the terms of the related leases. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. Upon sale, retirement or other disposition, the cost and related accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recognized in income.

              Interest incurred to finance significant construction projects is capitalized as part of the cost of such projects. During fiscal 1993, interest of approximately $273,000 was capitalized.
              During fiscal 1992 and fiscal 1991, no interest was capitalized.

     e.  Intangible Assets:
              Trademarks and tradenames are amortized on the straight-line method over 20 years.

     f.  Deferred Charges:
              Deferred loan costs associated with various debt instruments issued in 1993 are being amortized over the terms of the related debt using the straight line or interest method as appropriate. At January 1, 1994, $5.1 million remained to be amortized over future periods. Amortized expense for these loans included in interest expense for fiscal 1993 was approximately $627,000.

     g. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets:
              Based on the allocation of reorganization value in conformity with the procedures specified by SOP 90-7, the portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and is amortized using the straight-line method over 20 years.

     h.  Earnings (Loss) Per Common Share:
              Primary and fully diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Options, warrants and convertible subordinated debentures which have a dilutive effect are considered in the per share computations. Management believes that, because of the effects of the reorganization described in Note 6, the earnings (loss) per common share amounts do not provide meaningful comparisons for periods prior to the date of reorganization.

     i.  Presentation:
              The statements of operations, stockholders' equity and cash flows for the fiscal years ended January 1, 1994 and January 2, 1993 and the three months ended December 28, 1991 are those of a new reporting entity and have been prepared on a basis not comparable to prior periods (See Note 6).

     j.  Reclassifications:
              Certain prior year balances have been reclassified to conform to the current year's presentation.


Note 2  Inventories

     Inventories at January 1, 1994 and January 2, 1993 are summarized as follows (in thousands):

                                               __1993_    __1992_

     Raw materials and supplies                $ 8,176    $ 7,586
     Work in process                             6,254      6,796
     Finished goods                             25,554     24,548
                                               _______    _______
                                               $39,984    $38,930
                                               =======    =======


Note 3  Property, Plant and Equipment

     Property, plant and equipment at January 1, 1994 and January
2, 1993 is summarized as follows (in thousands):
                                               __1993__   _1992__

     Land                                      $    630   $   690
     Buildings and improvements                  33,172    30,702
     Machinery and equipment                     49,134    41,301
     Construction in progress                    11,924     1,118
                                               ________   _______
                                                 94,860    73,811
     Less accumulated depreciation and
       amortization                              20,046    10,381
                                               ________   _______
                                                 74,814    63,430
     Assets held for sale, net                    2,864    17,864
                                               ________   _______
                                               $ 77,678   $81,294
                                               ========   =======

     Assets held for sale represents facilities that have been determined to be excess property and have been closed. In December 1993 the Company sold its Logansport, Indiana facility. In December 1992, the Company announced the closing of this facility and recorded a $32.0 million provision as its estimate of the related loss on sale of assets, costs of employee severance compensation and benefits and results of operations during the holding period. No gain or loss resulted in connection with this sale.

     In January 1994, the Company sold all the assets of its processed food equipment manufacturing division at South Hutchinson, Kansas. A provision for loss was made in 1993 for $500,000 in connection with the decision to sell the unit.


Note 4  Accrued Liabilities

     Accrued liabilities at January 1, 1994 and January 2, 1993 are summarized as follows (in thousands):
                                                __1993_   __1992_

     Interest                                   $ 5,634   $   126
     Salaries, wages and payroll taxes            5,549     7,241
     Employee medical benefits                    7,299     3,423
     Workers' compensation benefits               4,249     8,043
     Post employment benefits                     2,209     2,169
     Marketing expenses                           2,588     2,476
     Provision for facility restructuring and
       holding costs                              6,552    18,016
     Reorganization expenses                      1,852     7,244
     Other                                        4,800     5,738
                                                _______   _______
                                                $40,732   $54,476
                                                =======   =======


Note 5  Long-term Debt

     Long-term debt, more fully described below, at January 1, 1994 and January 2, 1993 consisted of the following (in thousands):

                                               __1993__  __1992__

   Notes payable to banks                      $  8,000  $137,133
   Industrial revenue bonds and mortgage notes 6,077 4,010 9 3/4% Senior Subordinated Redeemable Notes
     due 2000, net of discount                  109,627      -
   Capital lease obligations                      6,532     6,332
                                               ________  ________
                                                130,236   147,475
   Less current maturities                        2,330    10,170
                                               ________  ________
                                               $127,906  $137,305
                                               ========  ========

     Based on the borrowing rates currently available to the Company for bank borrowings, industrial revenue bonds and mortgage notes, with similar terms and average maturities, the Company believes that the carrying amount of these long term debts approximates face value. The fair value of the 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "Senior Subordinated Notes") based on the quoted market price approximates the carrying amount of $109.6 million.

     The aggregate amounts of all long-term obligations which become due during each of the next five fiscal years, excluding obligations under capitalized leases, are as follows (in millions): $0.8 in 1994, $1.1 in 1995, $0.8 in 1996, $0.9 in 1997
and $8.9 in 1998.

     On April 28, 1993, the Company consummated a new $40.0 million secured revolving working capital facility (the "1993 Credit Agreement") provided by Chemical Bank as managing agent. See "Notes Payable to Banks" below. Additionally and concurrently, the Company completed the issuance of $110.0 million of the Senior Subordinated Notes. See "Senior Subordinated Notes" below. The proceeds from these transactions were used to repay all amounts then outstanding under the Amended and Restated Credit and Security Agreement with Chemical Bank entered into in 1991 (the "1991 Credit Agreement"). Retirement of the 1991 Credit Agreement eliminated all of the Company's restrictions under that secured credit facility.

Notes Payable to Banks

     The 1993 Credit Agreement makes available a revolving credit loan facility in the aggregate principal amount of up to $40.0 million and ranks senior in right of payment to the Senior Subordinated Notes. The 1993 Credit Agreement includes a $5.0 million subfacility for standby and trade letters of credit. The 1993 Credit Agreement is collateralized by a first priority security interest in all of the accounts receivable and inventory of the Company. Borrowings under the 1993 Credit Agreement bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the 1993 Credit Agreement) plus 1 1/2% or (ii) the Eurodollar Rate (as defined in the 1993 Credit Agreement) plus 2 1/2%. Interest on the borrowings under the 1993 Credit Agreement is payable periodically in arrears, and the 1993 Credit Agreement is due and payable in full no later than April 28, 1998. Borrowings under this agreement total $8.0 million at January 1, 1994 at an interest rate of 7.5%.

     In 1991, concurrent with consummation of the 1991 Credit Agreement, the Company entered into an interest rate swap agreement with a notional amount of $35 million at January 1, 1994 ($40 million at January 2, 1993) to reduce the impact of changes in interest rates on its floating rate notes payable to banks. The termination date for this agreement is April 1, 1997. This agreement, which effectively caps interest rates at 7.85%, involves the exchange of floating rate for fixed rate interest payment obligations. The net effect of this transaction is included in interest expense.

     The 1993 Credit Agreement and the Senior Subordinated Notes contain certain restrictive covenants and conditions among which are limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on dividends and compliance with certain financial covenants, including but not limited to minimum net worth and interest expense coverage.

Senior Subordinated Notes

     The Senior Subordinated Notes mature on July 15, 2000, and interest is payable on January 15 and July 15 of each year. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1998. If the Senior Subordinated Notes are redeemed during the 12-month period beginning July 15, 1998, the redemption price (expressed as a percentage of principal amount) will be 103.0%, and if they are redeemed during the 12-month period beginning July 15, 1999, the redemption price will be 101.5%. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company, including borrowings under the 1993 Credit Agreement. The balance at January 1, 1994, is net of unamortized bond discount of $0.4 million.

Industrial Revenue Bonds and Mortgage Notes

     In July 1993, the Company entered into an agreement with the Arkansas Development Finance Authority to borrow $4.0 million using industrial revenue bonds. The interest rate is 6%. Payments of approximately $58,000, principal and interest, are due monthly starting August 1993 through July 2000. In addition, the Company entered into a note payable of approximately $1.8 million collateralized by a mortgage with the City of Forrest City, Arkansas. The interest rate on the note is 7%. Interest only for the first year is due in July 1994 and quarterly payments of principal and interest beginning in September 1994 are due through September 2000.

     At January 1, 1994, a total of $2.2 million of the outstanding debt remained in an escrow account from the Arkansas Development Finance Authority and the City of Forrest City in connection with construction of the production facility at that site. This is included in "Deferred Charges and Other Assets" on the balance sheet.

     Other industrial revenue bonds require annual principal payments of approximately $0.3 million on August 1, 1994 and 1995. Interest at the rate of 7.31% is due semi-annually on February 1 and August 1.

     All mortgage notes outstanding at January 2, 1993, were paid in 1993 in connection with the sale of the Logansport facility
(See Note 3).

Leases

     The Company leases certain facilities, equipment and vehicles under agreements which are classified as capital leases. The building leases have original terms ranging from 20 to 25 years and have renewal options for varying periods ranging from three years to 60 years. Leased capital assets included in property, plant and equipment at January 1, 1994 and January 2, 1993 are as follows (in thousands):

                                             __1993_     _1992_

      Buildings                              $ 2,666     $2,666
      Machinery and equipment                  6,669      5,374
                                             _______     ______
                                               9,335      8,040
      Accumulated amortization                 2,385      1,022
                                             _______     ______
                                             $ 6,950     $7,018
                                             =======     ======

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at January 1, 1994 (in thousands):

                                             Capital   Operating
                                             Leases      Leases
                                             _______   _________

       1994                                   $1,990    $ 2,573
       1995                                    1,930      2,227
       1996                                    1,816      2,149
       1997                                      988      2,156
       1998                                      293      2,154
       Future years                              921      4,501
                                              ______    _______
       Total minimum lease payments            7,938    $15,760
       Amounts representing interest           1,406    =======
                                              ______
       Present value of net minimum
         payments                              6,532
       Current portion                         1,485
                                              ______
                                              $5,047
                                              ======

     Noncash investing and financing activities which are not reflected in the statement of cash flows include capital lease transactions totaling $1.6 million, $2.9 million, none, and $.5 million for the years ended January 1, 1994 and January 2, 1993, the three months ended December 28, 1991 and the nine months ended September 28, 1991, respectively.

     The Company's rental expense for operating leases was (in millions) $4.0, $3.0, $1.0 and $3.0 for the fiscal years ended January 1, 1994 and January 2, 1993, the three months ended December 28, 1991 and the nine months ended September 28, 1991.


Note 6  Common Stock

     On March 22, 1993, the investment firm of Joseph Littlejohn & Levy Fund, L.P. ("JLL") purchased from the Company two million newly-issued shares of common stock at $15.00 per share. The Company used the net proceeds from the sale to repay indebtedness under the 1991 Credit Agreement. As a result of this purchase, JLL owned approximately 25% of the Company's outstanding common stock. Pursuant to the JLL stock purchase agreement, JLL may increase its holdings to 33% by purchasing additional shares in open-market or privately negotiated transactions or from the Company from time to time. As a result of subsequent open market purchases, at January 1, 1994, JLL owned approximately 27.4% of the Common Stock. JLL holds the Company's common stock subject to certain restrictions. The pro forma loss per share for the year ended January 1, 1994, assuming the JLL agreement was signed as of the beginning of fiscal 1993, is $4.08.

     At the Company's annual meeting of shareholders held on June 10, 1993, the Company's shareholders approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to authorize four million shares of preferred stock. At the same meeting, the Company's shareholders approved a proposal to increase the aggregate number of shares of common stock available under the Company's 1992 Stock Incentive Plan from 510,000 to 810,000. On February 5, 1993, the Company filed an amendment to the Certificate of Incorporation increasing its number of authorized shares of common stock to 20,000,000.

Plan of Reorganization

     On September 26, 1991, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization for Doskocil Companies Incorporated and Chapter 11 Affiliates, as Modified (the "Plan of Reorganization"), and the Company emerged from Chapter 11 on October 31, 1991 (the "Effective Date"). For accounting purposes, the Plan of Reorganization was deemed to be effective as of September 28, 1991, the end of the Company's third quarter.

     In conjunction with the emergence from Chapter 11 bankruptcy proceedings, Doskocil and its direct and indirect subsidiaries (collectively, the "Company") implemented Fresh Start Reporting as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximated fair value.

     Pursuant to the Plan of Reorganization, Doskocil's shares of common stock that were outstanding prior to the effective date (the "Canceled Common Stock" or "Predecessor Common Stock") were canceled. Also pursuant to the Plan of Reorganization, Doskocil was to issue 6,000,000 shares of its new common stock, par value $.01 (the "Common Stock") to holders of unsecured claims, to holders of Canceled Common Stock and pursuant to employee incentive plans. Of these shares of Common Stock, 92%, or 5,520,000 shares, were issued to the unsecured creditors of Doskocil or its subsidiaries on January 14, 1992. In connection with the reorganization the Company recognized forgiveness of debt of $113.8 million and expensed $41.0 million in reorganization items.

     The holders of shares of the Canceled Common Stock have received 4.5%, or 270,000 shares, of Common Stock. The remaining
3.5%, or 210,000 shares, of Common Stock were reserved for issuance in connection with employee incentive programs, of which 128,340 shares were issued as of January 1, 1994.

     Pursuant to the Plan of Reorganization, Doskocil entered into a warrant agreement dated as of October 31, 1991 with the 1991 Credit Agreement Bank Group (the "Bank Group") (the "Current Warrant Agreement") wherein Doskocil agreed to issue warrants to the Bank Group to purchase up to 3% of the shares of Common Stock at $17.53 per share, subject to certain anti-dilution provisions. The warrants may be exercised through December 31, 1998. At January 1, 1994, the Bank Group held warrants to purchase 193,454 shares. The Current Warrant Agreement also provides the holders of the warrants an irrevocable put option, which obligates Doskocil to repurchase the warrants at a price per warrant equal to the difference between (i) the then-current market price per share of Common Stock, and (ii) $17.53, which may be exercised by each of the holders of the warrants only upon a Change of Control, as defined in the Current Warrant Agreement.


Note 7  Income Taxes

     Beginning with the first quarter of 1993, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This new standard is based on a liability approach rather than an income statement approach and requires deferred tax assets and liabilities to be recognized based on the difference between the tax basis of assets and liabilities and their financial reporting amounts measured by using presently enacted tax laws and rates. Deferred tax assets primarily result from operating loss carryforwards and certain accrued liabilities, and deferred tax liabilities result from the recognition of depreciation in different periods for financial reporting and income tax purposes. Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense results from the income tax payable for the year and the change during the year in deferred
tax assets and liabilities.    Implementing the new standard
resulted in the Company recording a deferred tax benefit of approximately $31.0 million for deductible temporary differences consisting primarily of future retiree medical benefit obligations and pension obligations. The Company provided a valuation allowance of approximately $51.7 million for the remaining deductible temporary differences and NOLs. In determining the valuation allowance, the Company considered prior years' taxable income before utilization of NOLs and projected taxable income during the next four years. A similar determination of the valuation allowance was performed at the end of the year. The $31.0 million is included in Deferred Charges and Other Assets on the balance sheet.

     The provision for income taxes on continuing operations consists of the following components (in thousands):

                                                                      Pre-
                                   Post-Confirmation              Confirmation
                       ________________________________________   ____________
                       Fiscal Year   Fiscal Year   Three Months   Nine Months
                          Ended         Ended         Ended          Ended
                         Jan. 1,       Jan. 2,       Dec.28,       Sept. 28,
                           1994         1993           1991           1991
                       ___________   ___________   ____________   ____________
                       (Liability
                          Method)                (Deferred Method)
                       ___________   _________________________________________
Current:
     Federal             $   44       $  118         $  -      |     $  -
     State                  375          239            139    |        -
                         ______       ______         ______    |     ______
                         $  419       $  357         $  139    |     $  -
                         ======       ======         ======    |     ======
                                                               |
Deferred:                                                      |
     Federal             $  -         $  -           $  936    |     $  -
     State                  -            -              -      |        -
                         ______       ______         ______    |     ______
                         $  -         $  -           $  936    |     $  -
                         ======       ======         ======          ======

The effective tax rate on income from continuing operations before extraordinary item and cumulative effect of a change in accounting principle differs from the statutory rate as follows:

                                                                       Pre-
                                         Post-Confirmation         Confirmation
                                ________________________________   ____________
                                   Fiscal     Fiscal     Three         Nine
                                    Year       Year     Months        Months
                                   Ended      Ended      Ended         Ended
                                  Jan. 1,    Jan. 2,    Dec. 28,     Sept. 28,
                                   1994       1993       1991          1991
                                  _______    _______    ________     _________
                                (Liability
                                   Method)           (Deferred Method)
                                __________   _________________________________
     Statutory rate                34.0%     (34.0)%      34.0%   |    34.0%
     Tax effect of:                                               |
       Items relating to:                                         |
        Business acquisitions        -          -           -     |     1.1
        Fresh Start Reporting        -       (15.7)      (25.1)   |      -
       Amortization of                                            |
        intangible assets          74.4        8.1         9.7    |     1.8
       State taxes, net of                                        |
        federal benefit             8.7         .9         1.8    |      -
       Nontaxable forgiveness                                     |
        of debt                      -          -           -     |   (57.2)
       Alternative minimum tax      1.6         .4          -     |      -
       Limitation on recog-                                       |
        nition of tax benefit        -        41.6          -     |    20.3
       Benefit of deductible                                      |
        temporary differences    (103.9)        -           -     |      -
       Other                         -          -          1.0    |      -
                                  _____       ____        ____    |    ____
                                   14.8%       1.3%       21.4%   |      - %
                                  =====       ====        ====         ====

     At January 1, 1994 the deferred tax assets and deferred tax liabilities were as follows (in thousands):

     Deferred tax assets:
       Retiree medical benefit plan accruals             $26,521
       Pension plan accruals                               6,524
       Plant closing accruals                              2,621
       Employee compensation and benefits accruals         3,552
       Other accrued expenses                              5,286
       Net operating loss carryforwards                   54,880
                                                         _______
         Total deferred tax assets                        99,384
                                                         _______
     Deferred tax liabilities:
       Capitalized leases                                   (167)
       Accumulated depreciation                           (7,613)
       Intangible assets                                  (8,865)
       Other                                                 (78)
                                                         _______
         Total deferred tax liabilities                  (16,723)
                                                         _______
     Net deferred tax assets                              82,661
     Valuation allowance                                 (51,723)
                                                         _______
     Net deferred tax assets                             $30,938
                                                         =======

     Prior to the adoption of FAS 109, items relating to business acquisitions and Fresh Start Reporting include amortization of intangibles, payments currently deductible for tax purposes previously charged to expense for financial reporting purposes, and depreciation on the excess of fair value of assets and liabilities acquired over the underlying tax basis of such assets.

     At January 1, 1994, after considering utilization restrictions, the Company's tax loss carryforwards approximated $133.0 million. In accordance with the provisions of SOP 90-7, benefits realized from preconfirmation net operating loss carryforwards are being used to reduce Reorganization Value in Excess of Amounts Allocable to Identifiable Assets until such net operating loss carryforwards are exhausted. The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $77.9 million in 1994, $13.3 million in each of years 1995 through 1998, and $1.9 million in 1999. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $43.6 million in 1996, $17.5 million in 1998, $6.0 million in 1999, $.8 million in 2000 and $65.1 million during the years 2001 through 2008.


Note 8  Employee Benefit Plans

     The Company and certain subsidiaries maintain employee benefit plans covering most employees. Effective July 1, 1993, the Company merged the Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation and the 401K plan of Wilson Foods into the Doskocil Employee Investment Plan, made amendments and renamed the combined plan the Doskocil Retirement and Profit Sharing Plan (the "401(k) Plan"). All eligible employees under the predecessor plans were grandfathered into the 401(k) Plan. All full-time employees of Doskocil and its subsidiaries who have obtained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary to the 401(k) Plan. The Company makes contributions on behalf of each participant of a matching amount up to an employee contribution of 3% of such employee's salary. Employees are fully vested at all times with respect to their contributions and become 100% vested as to the Company's contributions on their behalf at the end of three years participation in the 401(k) Plan. Upon severance from service with the Company, participants are entitled to a single lump sum distribution of their vested interest in the 401(k) Plan.

     Substantially all of the hourly employees at both Wilson Foods Corporation ("Wilson Foods") and Stoppenbach, Inc. ("Stoppenbach"), subsidiaries of Doskocil, participate in either defined benefit pension plans or a multiemployer plan. Information presented below includes benefits and Company obligations associated with participants of closed and sold operations. The funded status of the defined benefit plans at January 1, 1994 and January 2, 1993 is as follows (in thousands):
                                               1993        1992
                                              _______    _______
     Actuarial present value of benefit
      obligations:
        Vested benefit obligation             $66,137    $62,522
                                              =======    =======
        Accumulated benefit obligation        $67,760    $64,457
                                              =======    =======
        Projected benefit obligation          $67,838    $64,457
     Plan assets at fair value                 51,910     49,624
                                              _______    _______
     Projected benefit obligation
      in excess of plan assets                 15,928     14,833
     Unrecognized net actuarial loss -
      difference in assumptions and actual
      experience                               (1,653)      (337)
     Adjustment required to recognize
      additional minimum liability              1,575       -
                                              _______    _______
     Accrued pension cost                     $15,850    $14,496
                                              =======    =======

     For the plan covering hourly employees of Stoppenbach, plan assets consist of pooled separate accounts managed by an insurance company. The pooled separate accounts are real estate, long-term growth stock, public bonds and intermediate term bonds. For the defined benefit pension plans covering hourly employees of Wilson Foods, plan assets are comprised of cash and cash equivalents and mutual funds investing primarily in interest bearing and equity securities. The funding policy for the Wilson Foods plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), and the Stoppenbach plan is funded based upon a recommendation from the Company's actuary. Such contributions have, in prior years, exceeded the minimum funding requirements.

     Certain of the Company's employees, substantially all of whom were employed at the Logansport, Indiana facility prior to its closing and sale, were covered by a union-sponsored, collectively-bargained multiemployer pension plan. Contributions to the multiemployer plan were based upon collectively-bargained agreements and were approximately $30,000, $43,000, $17,000 and $56,000 for fiscal years 1993 and 1992, the three months ended December 28, 1991 and the nine months ended September 28, 1991, respectively.

     Pension costs of the defined benefit plans for fiscal 1993, 1992 and 1991 are composed of the following components, based on expected long-term rates of return of 9.0%, 9.0% and 9.0% and discount rates of 7.5%, 6.5% and 8.0% for the Stoppenbach plan and expected long-term rates of return of 8.5%, 8.5% and 8.5% and discount rates of 7.5%, 8.5% and 8.5% for the Wilson Foods plan (in thousands):

                                  January 1,  January 2,  December 28,
                                  ___1994___  ___1993___  ____1991____
   Service cost for benefits
    earned during the year          $  304      $  620      $  618
   Interest cost on projected
    benefit obligation               5,104       4,796       4,792
   Return on plan assets            (3,667)     (3,476)     (3,301)
   Amortization of transition
    obligation and unrecognized
    prior service cost                  41          52         245
                                    ______      ______      ______
   Total pension cost               $1,782      $1,992      $2,354
                                    ======      ======      ======

     Expenses for all of the Company's pension benefit plans for fiscal years 1993 and 1992, the three months ended December 28, 1991 and the nine months ended September 28, 1991, were (in millions) $3.0, $3.4, $1.3, and $2.3, respectively.

     In 1981, Wilson Foods received approval to fund its 1980 plan year minimum funding standard for its hourly defined benefit plan in 15 equal annual amounts, with interest. The terms of the plan provide that if any increase in plan benefits is adopted, any remaining amount due must then be paid. At January 1, 1994 and January 2, 1993, $0.8 million and $1.1 million, respectively, remained to be paid under the terms of the agreement.

     Wilson Foods provides life insurance and medical benefits ("Postretirement Medical Benefits") for substantially all retired hourly and salaried employees under various defined benefit plans, which prior to fiscal 1993 had been accounted for on the pay-as-you-go method since the beginning of the fourth quarter of 1991. Contributions are made by certain retired participants toward their Postretirement Medical Benefits.

     During the first quarter of 1993, the Company adopted a new accounting standard, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). FAS 106 requires employers to account for postretirement retiree medical benefits under the accrual, rather than the pay-as-you-go, method of accounting, such that the expected benefits to be paid in future years are recorded during the period in which the employee renders the service necessary to qualify for those benefits. FAS 106 also requires an employer to amortize over a period of years the benefits earned in prior years or, alternatively, to record the total prior service obligation on the date FAS 106 is adopted as a one-time charge to earnings.

     Upon adoption of the new accounting standard and in accordance with the standard's provisions, the Company recorded, in the first quarter of 1993, a one-time, noncash charge for the cumulative effect of the change in accounting principle of $34.4 million, a deferred tax benefit of approximately $31.0 million and a liability of $65.4 million for Postretirement Medical Benefits. The obligation as of the beginning of fiscal 1993 represents the discounted present value of accumulated retiree benefits, other than pensions, attributed to employees' service rendered prior to that date. The net increase in the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents the Postretirement Medical Benefits considered in the determination of the Reorganization Value. The effect of adopting FAS 106 for the year ended January 1, 1994 was to increase net periodic postretirement benefit cost and decrease earnings before cumulative effect of accounting change by $1.1 million ($0.15 per share) and increase net loss by $35.5 million ($4.79 per share). Postretirement benefit cost was $4.4 million for the year ended January 2, 1993 and $1.0 million for the three months ended December 28, 1991 which were recorded on the pay-as-you-go basis.

     The components of net periodic postretirement benefit cost for the year ended January 1, 1994 were as follows (in thousands):
                                                            Year
                                                           Ended
                                                          Jan. 1,
                                                            1994
                                                          _______

   Service cost                                            $  343
   Interest on accumulated benefit obligation               5,719
                                                           ______
   Net periodic postretirement benefit cost                $6,062
                                                           ======

     The actuarial and recorded liabilities for these Postretirement Medical Benefits at January 1, 1994 were as follows (in thousands):

        Accumulated postretirement benefit obligation:
          Retirees                                       $61,005
          Active plan participants                        12,829
                                                         _______
                                                          73,834
          Assets                                            (307)
                                                         _______
        Accumulated postretirement benefit obligation
         in excess of plan assets                         73,527
          Unrecognized net loss                           (7,477)
          Unrecognized prior service cost                    403
                                                         _______
        Liability recognized on the balance sheet         66,453
        Less current portion                               4,759
                                                         _______
        Noncurrent liability for postretirement
         medical benefits                                $61,694
                                                         =======

     For measuring the accumulated postretirement medical benefit obligation, an 11.0% annual rate of increase in the per capita claims cost was assumed for 1994. This rate was assumed to decrease gradually to 10.5% for 1995, to 8.9% for 2000, to 7.7% for 2005, and to 6.5% for 2010 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated obligation was 7.5%. The expected long-term rate of return on plan assets was 8.5%.

     If the health care cost trend rate were increased 1.0%, the accumulated benefit obligation as of January 1, 1994 would have increased by $2.1 million. The effect of this change on the aggregate of service and interest cost for the year ended January 1, 1994 would be an increase of $0.2 million.

     In February 1992, the board of directors adopted the 1992 Stock Incentive Plan (the "Plan"), which authorizes the compensation committee to grant stock options and/or Common Stock aggregating 510,000 shares to directors, officers and other key employees. In June 1993 the Plan was amended to increase the aggregate number of shares to 810,000.

     The compensation committee granted 105,000 restricted shares (7,500 shares were subsequently canceled), one-third of which vest annually, beginning January 1, 1993, and 105,000 performance shares (7,500 shares were subsequently canceled) which vest annually over three years based upon the attainment of targeted earnings. In February 1993 the compensation committee approved the vesting of 16,250 performance shares. The compensation committee also granted 262,500 Common Stock options (22,500 of which were subsequently canceled) at option prices ranging from $13.00 to $14.38 per share. The options started to become exercisable, one-third annually, beginning in February 1993.

     Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" is effective for fiscal years beginning after December 15, 1993. The Company generally does not provide postemployment benefits, other than workers compensation payments, the costs of which are estimated and accrued as the events occur, accordingly, implementation of this statement is not expected to have a material effect on the Company's financial condition or results of operations.


Note 9  Commitments and Contingencies

     The Company's subsidiary, Wilson Foods, is committed, or contingently liable, to make payments for a fixed number of years to various municipalities in connection with obtaining financing for construction costs incurred in providing facilities adequate to meet water and sewage needs at several plants. Required payments for these services are $186,693 and $171,105 for years 1994 and 1995, respectively, for a total commitment of $357,798 at January 1, 1994, of which $35,274 represents interest.

     In September 1992, United Refrigerated Services, Inc. ("URS") filed a suit captioned United Refrigerated Services, Inc.
v. Wilson Foods Corp., et al., in the Circuit Court of Saline County, Missouri, against Wilson Foods and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson"). The suit arose from claimed damages that resulted from a fire in the URS warehouse in Marshall, Missouri. In the suit URS claims damages of approximately $6.3 million for loss of real property, $1.4 million for loss of personal property, $1.5 million for lost profits from business interruption and $0.5 million for other damages and seeks up to a treble of $6.3 million, for waste to the real property in addition to the other losses. Wilson Foods' answer counterclaims against URS and has cross claimed against codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson Foods in which Wilson Foods had produced sausage patties under contract for codefendant Normac until termination of that contract in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

     In addition, in 1993, the following separately filed suits arising out of the same facts were brought in the same court, all of which were consolidated in November 1993: (1) Doskocil (as Wilson Foods' parent corporation) and Sara Lee Corporation vs. URS, Normac, Thompson and Chemidyne Corporation (that is in the cleaning service business); (2) ConAgra, Inc. vs. Wilson Foods, Doskocil, Normac and Thompson; and (3) Midland Foods Distribution, Inc. vs. URS, Wilson Foods, Normac and Thompson, claiming property damage (however Midland moved for voluntary dismissal without prejudice in February 1994).

     In a separate action, Normac has brought a declaratory judgment action against Wilson Foods' liability insurance carriers in the United States District Court for the Southern District of Oklahoma seeking to have such carriers cover Normac for any liability arising out of the fire described above.

     Wilson Foods has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson Foods will ultimately incur a loss in excess of its insurance coverage.

     In the opinion of management, other than the matters discussed above and other matters that may arise as a result of the Chapter 11 filings, the Company's liability, if any, under various claims and legal actions arising in the normal course of business, that are not covered by insurance, will be immaterial.


Note 10  Cash Equivalents and Supplemental Cash Flow Information

     The Company considers cash equivalents to include all investments with a maturity at date of purchase of 90 days or less. Cash equivalents of $6.0 million at January 1, 1994 and January 2, 1993 represent investments primarily in U.S. Government Securities, carried at cost, which approximates market.

     Cash payments for 1993 included interest, net of capitalized interest, of $8.4 million, taxes of $0.8 million and Chapter 11 reorganization professional services and financing fees of $0.3 million. Cash payments for 1992 included interest of $13.8 million, taxes of $175,000 and Chapter 11 reorganization professional services and financing fees of $6.2 million. Cash payments during the three months ended December 28, 1991 (post-confirmation), included interest of $3.9 million and Chapter 11 reorganization professional services and financing fees of $3.5 million. No income taxes were paid. Cash payments during the nine months ended September 28, 1991 (pre-confirmation), included interest of $14.7 million, taxes of $32,000 and Chapter 11 reorganization professional services and financing fees of $10.1 million. Additionally, reorganization items for the nine months ended September 28, 1991, included charges of $30.3 million for facility realignment and to effect the provisions of the Plan of Reorganization. The Plan of Reorganization provisions related primarily to the settlement of certain claims for pre-petition pension benefits and pre-petition litigation and to expenses related to the administration of the settlements and cash payouts provided for in the Plan of Reorganization.


Note 11  Concentrations of Credit Risk

     The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's diverse customer base. The Company sells to customers located throughout the United States and in Japan and Canada. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. As of January 1, 1994, the Company had concentrations of cash in bank balances totaling approximately $4.7 million located at eight banks which exposes the Company to concentrations of credit risk.


Note 12  Subsequent Event (unaudited)

     On March 17, 1994 the Company entered into a stock purchase agreement with International Multifoods Corporation ("IMC") with respect to the Frozen Specialty Foods division ("Frozen Specialty Foods") of IMC. Pursuant to the stock purchase agreement, the Company will purchase all of the issued and outstanding capital stock of International Multifoods Foodservice Corp. ("IMFC") from IMC for approximately $135 million, subject to certain conditions and customary purchase price adjustments (the "IMFC Acquisition"). The Company has received a commitment from Chemical Bank, subject to completion of documentation and other requirements, to provide a $186 million senior secured credit facility for this transaction and to refinance the existing credit facility. Frozen Specialty Foods, with estimated revenues for the fiscal year ended February 26, 1994 of approximately $185 million, is a processor and marketer of prepared frozen food products primarily for the foodservice and consumer markets. Completion of the transaction is expected in the second quarter of fiscal 1994.

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Doskocil Companies Incorporated

We have audited the consolidated financial statements and the financial statement schedules of Doskocil Companies Incorporated and subsidiaries as listed in Item 14(a) of this Form 10-K.
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Doskocil Companies Incorporated and subsidiaries as of January 1, 1994 and January 2, 1993, and the consolidated results of their operations and their cash flows for the years ended January 1, 1994 and January 2, 1993, the three months ended December 28, 1991 and the nine months ended September 28, 1991 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 7 and 8 to the consolidated financial statements, effective January 3, 1993, the Company changed its method of accounting for income taxes and its method of accounting for postretirement benefits other than pensions.



                                    (COOPERS & LYBRAND)

                                    COOPERS & LYBRAND


Tulsa, Oklahoma
March 1, 1994

               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for the years ended January 1, 1994 and January 2, 1993.
            (Amounts are in thousands except per share data.)

                                               Quarter
                             ________________________________________
Year ended January 1, 1994   First<F1>   Second      Third    Fourth <F2>
                             ________   ________   ________  ________
Net sales                    $144,555   $158,066   $168,701  $176,885
Gross profit                   24,083     25,852     28,060    32,682
Net income (loss)             (35,956)     1,047        813     2,077
Earnings (loss) per share,
  primary and fully diluted   $(5.88)      $0.13      $0.10     $0.26

                                              Quarter
                             ________________________________________
Year ended January 2, 1993     First     Second      Third   Fourth <F3>
                             ________   ________   ________  ________
Net sales                    $176,222   $184,076   $192,258  $218,131
Gross profit                   26,124     23,743     28,122    31,349
Net income (loss)                 379     (1,373)     2,744   (28,584)
Earnings (loss) per share,
  primary and fully diluted     $0.07     $(0.23)     $0.47    $(4.94)

__________

<F1> The first quarter of the year ended January 1, 1994 included a noncash charge of $34.4 million for the cumulative effect on prior years of change in accounting for postretirement benefits other than pensions. See Note 8 of Notes to Consolidated Financial Statements.

<F2> The fourth quarter of the year ended January 1, 1994
     included a charge of $1.0 million under an employment agreement and a $0.5 million provision for plant closing.

<F3> The fourth quarter of the year ended January 2, 1993
     includes a provision for plant closing in the amount of $32.0 million. See note 3 of Notes to Consolidated Financial Statements.

                                                                                             Schedule V
                            DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      (Dollar amounts in thousands)
                                                                                   Other
                                        Balance at                                Changes-                     Balance
                                         Beginning    Additions                     Add       Fresh Start       at End
   Classification                         of Year      at Cost    Retirements     (Deduct)    Adjustments      of Year
   ______________                       __________    _________   ___________     ________    ___________      _______
Year ended January 1, 1994:
   Land                                  $    690      $  -         $  -         $    (60)      $  -          $    630
   Buildings and improvements              30,702        2,967           40          (457)         -            33,172
   Machinery and equipment                 41,301        7,247          310           896          -            49,134
   Construction in progress                 1,118       10,806         -             -             -            11,924
                                         ________      _______      _______      ________       _______       ________
                                         $ 73,811      $21,020      $   350      $    379       $  -          $ 94,860
                                         ========      =======      =======      ========       =======       ========
Year ended January 2, 1993:
   Land                                  $    871      $  -         $  -         $   (181)      $  -          $    690
   Buildings and improvements              42,119        2,368           22       (13,763)         -            30,702
   Machinery and equipment                 44,742        8,376        2,497        (9,320)         -            41,301
   Construction in progress                   535          757         -             (174)         -             1,118
                                         ________      _______      _______      ________       _______       ________
                                         $ 88,267      $11,501      $ 2,519      $(23,438)<F1>  $  -          $ 73,811
                                         ========      =======      =======      ========       =======       ========
Period from September 29, 1991 to
 December 28, 1991:
   Land                                  $    871      $  -         $  -         $   -          $  -          $    871
   Buildings and improvements              41,728          391         -             -             -            42,119
   Machinery and equipment                 42,802        2,023          139            56          -            44,742
   Construction in progress                 1,756       (1,221)        -             -             -               535
                                         ________      _______      _______      ________       _______       ________
                                         $ 87,157      $ 1,193      $   139      $     56       $  -          $ 88,267
                                         ========      =======      =======      ========       =======       ========
Period from December 30, 1990 to
 September 28, 1991:
   Land                                  $  2,556      $  -         $    77       $  (303)      $(1,305)      $    871
   Buildings and improvements              74,175          679           65        (6,532)      (26,529)        41,728
   Machinery and equipment                 90,440        4,197          194        (3,063)      (48,578)        42,802
   Construction in progress                   947          995         -             -             (186)         1,756
                                         ________      _______      _______       _______      ________       ________
                                         $168,118      $ 5,871      $   336       $(9,898)     $(76,598)      $ 87,157
                                         ========      =======      =======       =======      ========       ========
______________________

<F1>    Refer to Note 3 of the Notes to Consolidated Financial Statements.  Effective January 2, 1993
        this schedule no longer reflects activity for assets held for sale.

Depreciation is provided using the following methods and estimated useful lives:

                                            ___Life___    ____Method___
   Buildings and improvements               5-40 years    Straight-line
   Machinery and equipment                  3-10 years    Straight-line
   Capitalized leases                       Lease term    Straight-line

                                                                                           Schedule VI



                             DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                     OF PROPERTY, PLANT AND EQUIPMENT
                                       (Dollar amounts in thousands)

                                               Additions                 Other
                                 Balance at   Charged to               Changes-               Balance
                                  Beginning    Costs and                  Add    Fresh Start   at End
   Classification                  of Year     Expenses   Retirements  (Deduct)  Adjustments  of Year
   ______________                __________   __________  ___________  ________  ___________  _______
Year ended January 1, 1994:
   Buildings and improvements      $ 2,003      $ 1,826       $   5    $   (30)    $  -       $ 3,794
   Machinery and equipment           8,378        7,340         252        786        -        16,252
                                   _______      _______       _____    _______     _______    _______
                                   $10,381      $ 9,166       $ 257    $   756     $  -       $20,046
                                   =======      =======       =====    =======     =======    =======
Year ended January 2, 1993:
   Buildings and improvements      $   672      $ 2,595       $   8    $(1,256)    $  -       $ 2,003
   Machinery and equipment           2,287        8,884         419     (2,374)       -         8,378
                                   _______      _______       _____    _______     _______    _______
                                   $ 2,959      $11,479       $ 427    $(3,630)    $  -       $10,381
                                   =======      =======       =====    =======     =======    =======

Period from September 29, 1991
 to December 28, 1991:
   Buildings and improvements      $  -         $   672       $ -      $  -        $  -       $   672
   Machinery and equipment            -           2,375          88       -           -         2,287
                                   _______      _______       _____    _______     _______    _______
                                   $  -         $ 3,047       $  88    $  -        $  -       $ 2,959
                                   =======      =======       =====    =======     =======    =======
Period from December 30, 1990
 to September 28, 1991:
   Buildings and improvements      $ 9,413      $ 3,064       $   8    $  -       $(12,469)   $  -
   Machinery and equipment          30,627        7,440          49       -        (38,018)      -
                                   _______      _______       _____    _______    ________    _______
                                   $40,040      $10,504       $  57    $  -       $(50,487)   $  -
                                   =======      =======       =====    =======    ========    =======

                                                                                         Schedule IX

                              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE IX - SHORT-TERM BORROWINGS
                                       (Dollar amounts in thousands)
                                                            Maximum        Average       Weighted
     Category of                                             Amount        Amount        Average
      Aggregate                 Balance       Weighted    Outstanding   Outstanding   Interest Rate
      Short-Term               at End of      Average      During the    During the     During the
      Borrowings                 Period    Interest Rate     Period       Period<F1>     Period<F2>
     ___________               _________   _____________  ___________   ___________   _____________
Year Ended January 1, 1994
  Lines of Credit <F3>          $  -             - %         $  -         $  -               - %


Year Ended January 2, 1993
  Lines of Credit <F3>          $  -             - %         $  -         $  -               - %


Period from September 29, 1991
 to December 28, 1991
  Lines of Credit <F3>          $  -             - %         $  -         $  -               - %


Period from December 30, 1990
 to September 28, 1991
  Lines of Credit               $61,000        11.3%         $68,000      $61,896          11.6%


<F1> Computed by using the monthly weighted average amount outstanding.

<F2> Computed by dividing interest expense by the average debt outstanding.

<F3> All borrowings under the Company's credit agreements were long-term during the period.

                                                                                 Schedule X



                           DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES

                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                   (Dollar amounts in thousands)


                                                                              Pre-
                                          Post-Confirmation              Confirmation
                              ________________________________________   ____________
                              Fiscal Year   Fiscal Year   Three Months    Nine Months
                                 Ended         Ended          Ended          Ended
                                Jan. 1,       Jan. 2,        Dec. 28,      Sept. 28,
                                 1994          1993            1991          1991
                              ___________   ___________   ____________   ____________
                                                                      |
Maintenance and repairs        $  9,622       $14,179       $ 3,638   |     $11,014
Amortization of intangible                                            |
 assets and deferred                                                  |
 charges:                                                             |
   . Intangible assets            1,250         1,274           313   |       3,963
   . Reorganization value                                             |
      in excess of amounts                                            |
      allocable to                                                    |
      identifiable assets         4,933         5,033         1,123   |        -
   . Deferred charges               627          -             -      |        -
   . Amortization of bond                                             |
      discount                       39          -             -      |        -
   . Other, primarily                                                 |
      "Retiree Medical" <F1>       -             -             -      |       4,124
Taxes, other than payroll                                             |
 and income taxes                   894         1,496           451   |       1,417
Advertising costs                31,450        30,662         8,855   |      23,169

__________________________

<F1> "Retiree Medical" represents the discounted amount of the estimated retiree medical benefits obligation and was amortized over the expected payment period using the "interest method." It was reported as additional interest expense in the statement of operations.

                             SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DOSKOCIL COMPANIES INCORPORATED


                             By: (William L. Brady)
                                  William L. Brady
                                  Vice President, Controller
                                  and Assistant Corporate
                                  Secretary

Dated: March 31, 1994


                  Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                     Title                    Date
  _________                     _____                    ____

                           Chairman of the Board,  March 31, 1994
(John T. Hanes)            President, Chief
John T. Hanes              Executive Officer and
                           Director

                           Vice President,         March 31, 1994
(William L. Brady)         Controller and
William L. Brady           Assistant Corporate
                           Secretary


(Richard Bauch)            Director                March 31, 1994
Richard Bauch


(Richard T. Berg)          Director                March 31, 1994
Richard T. Berg


(Dort A. Cameron III)      Director                March 31, 1994
Dort A. Cameron III


(R.D. Cook)                Director                March 31, 1994
R.D. Cook


(Terry M. Grimm)           Director                March 31, 1994
Terry M. Grimm


(Paul Marshall)            Director                March 31, 1994
Paul Marshall


(Peter A. Joseph)          Director                March 31, 1994
Peter A. Joseph


(Angus C. Littlejohn, Jr.) Director                March 31, 1994
Angus C. Littlejohn, Jr.


(Paul S. Levy)             Director                March 31, 1994
Paul S. Levy


(Yvonne V. Cliff)          Director                March 31, 1994
Yvonne V. Cliff


(Thomas W. Arenz)          Director                March 31, 1994
Thomas W. Arenz


                           Director                ________, 1994
Michael I. Klein


                           Director                ________, 1994
Theodore Ammon

                             INDEX TO EXHIBITS


Exhibit
Number                  Description
_______                 ___________

 3.1              Amended and Restated Certificate of
                  Incorporation of Doskocil Companies
                  Incorporated ("Doskocil")

 3.2              Amended and Restated Bylaws of Doskocil

 4.1 Specimen certificate for Doskocil Common Stock, par value $.01 per share (incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-8, dated March 3, 1992, and filed on March 4, 1992)

 4.2 Credit Agreement among Doskocil, the Several Lenders from Time to Time Parties Thereto and Chemical Bank, as Agent dated as of April 28, 1993 (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated April 28, 1993, and filed April 30, 1993)

 4.3 Form of Doskocil 9 3/4% Senior Subordinated Redeemable Notes due 2000 (incorporated herein by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1 filed April 13, 1993)

 4.4 Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee (incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K, dated April 28, 1993, and filed April 30, 1993)

 4.5 Warrant Agreement dated as of October 31, 1991, between Doskocil and the signatory banks thereto (incorporated herein by reference to
                  Exhibit 4.2 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 4.6              Amended and Restated Certificate of
                  Incorporation of Doskocil (see Exhibit 3.1 above)

 4.7              Amended and Restated Bylaws of Doskocil (see
                  Exhibit 3.2 above)

 4.8              Doskocil Companies Incorporated Retirement and
                  Profit Sharing Plan

 4.9*             Doskocil Companies Incorporated 1992 Stock
                  Incentive Plan, as amended

 4.10 Lease by and between the City of South Hutchinson, Kansas and Doskocil dated August 1, 1985 (incorporated herein by reference to
                  Exhibit 10.14 to Annual Report on Form 10-K,
                  dated April 12, 1991, and filed on April 15,
                  1991)

 4.11 Guaranty Agreement between Doskocil and The Fourth National Bank and Trust Company, Wichita, dated August 1, 1985 (incorporated herein by reference to Exhibit 4.12 to Annual Report on Form 10-K, dated March 12, 1992, and filed on March 13, 1992)

 4.12 Agreement for Waste Water Treatment Service between Stoppenbach, Inc. and the City of Jefferson, Wisconsin, dated November 1985 (incorporated herein by reference to
                  Exhibit 4.13 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 4.13 Agreement (for waste water treatment) between the City of Logansport, Indiana and Wilson & Co., Inc., dated June 26, 1967 (incorporated herein by reference to Exhibit 4.26 to Annual Report on Form 10-K, dated March 12, 1992, and filed on March 13, 1992)

 10.1             Credit Agreement among Doskocil, the Several
                  Lenders from Time to Time Parties Thereto and
                  Chemical Bank, as Agent dated as of April 28,
                  1993 (see Exhibit 4.2 above)

 10.2             Form of Doskocil 9 3/4% Senior Subordinated
                  Redeemable Notes due 2000 (see Exhibit 4.3 above)

 10.3             Indenture between Doskocil and First Fidelity
                  Bank, National Association, New York, as
                  Trustee (see Exhibit 4.4 above)

 10.4 Amended and Restated Credit and Security Agreement dated as of October 31, 1991, among Doskocil and its subsidiaries, Chemical Bank and the signatory banks thereto (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15, 1991)

 10.5 First Amendment to the Amended and Restated Credit Agreement dated as of October 31, 1991 (incorporated herein by reference to Exhibit 6 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15, 1991)

 10.6 Second Amendment to Amended and Restated Credit and Security Agreement, dated on or about February 12, 1992 (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-1 dated March 12, 1993)

 10.7 Third Amendment to Amended and Restated Credit and Security Agreement, dated June 11, 1992 (incorporated herein by reference to Exhibit
                  4.4 to Registration Statement on Form S-1
                  dated March 12, 1993)

 10.8 Fourth Amendment to Amended and Restated Credit and Security Agreement, dated September 25, 1992 (incorporated herein by reference to Exhibit 4.5 to Registration Statement on
                  Form S-1 dated March 12, 1993)

 10.9 Fifth Amendment to Amended and Restated Credit and Security Agreement, dated January 22, 1993 (incorporated herein by reference to Exhibit
                  4.6 to Registration Statement on Form S-1
                  dated March 12, 1993)

 10.10 Sixth Amendment, Waiver and Consent to Amended and Restated Credit and Security Agreement dated March 5, 1993 (incorporated herein by reference to Exhibit 4.7 to Registration Statement on Form S-1 dated March 12, 1993)

 10.11            Warrant Agreement dated as of October 31,
                  1991, between Doskocil and the signatory banks thereto (see Exhibit 4.5 above)

 10.12 Waiver Agreement dated March 5, 1993, by and among Doskocil, Chemical Bank and the banks signatory to the Warrant Agreement (incorporated herein by reference to Exhibit
                  10.40 to Registration Statement on Form S-1
                  filed March 12, 1993)

 10.13            Doskocil Companies Incorporated Retirement and
                  Profit Sharing Plan (see Exhibit 4.8 above)

 10.14*           Doskocil Companies Incorporated Annual
                  Incentive Plan (incorporated herein by
                  reference to Exhibit 10.4 to Annual Report on Form 10-K, dated March 12, 1992 and filed
                  March 13, 1992)

 10.15*           Doskocil Companies Incorporated 1992 Stock
                  Incentive Plan, as amended (see Exhibit 4.9 above)

 10.16 Wilson Foods Corporation Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation effective January 1, 1985, restated December 31, 1987 (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K, dated March 12, 1992, and filed on March 13, 1992)

 10.17* Employment Agreement dated November 1, 1991, between Doskocil and John Hanes (incorporated herein by reference to Exhibit 9 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15, 1991)

 10.18*           Separation Agreement and Release dated
                  December 31, 1993 between Doskocil and John
                  Hanes

 10.19* Employment Agreement dated November 1, 1991, between Doskocil and Theodore A. Myers (incorporated herein by reference to Exhibit 10 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15,
                  1991)

 10.20*           Settlement Agreement dated July 6, 1993
                  between Doskocil and Theodore A. Myers

 10.21* Form of Transition Employment Agreement dated on or about December 17, 1991, between Doskocil and Ronald W. Marsh, Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Neil R. Johnson,
                  Charles I. Merrick, Darian B. Andersen,
                  Bryant P. Bynum, Joseph P. Baker, Lee C.
                  Harrison, William Kelly, James J. Krause, T.D. Traver and Charles Sweeney (incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1, Registration Statement No. 33-59484, filed on April 20, 1993)

 10.22            Lease by and between the City of South
                  Hutchinson, Kansas and Doskocil dated August
                  1, 1985 (see Exhibit 4.10 above)

 10.23 Lease dated November 4, 1991, between Doskocil and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.35 to Annual Report on Form 10-K, dated March 12, 1992 and filed on March 13, 1992)

 10.24 Lease Agreement dated April 4, 1992, between Doskocil and Millard Refrigerated Services-Atlanta, as amended (incorporated herein by reference to Exhibit 10.27 to Registration Statement on Form S-1 dated August 28, 1992)

 10.25 Agreement between Wilson Foods Corporation and the City of Cherokee, Iowa, dated February 28, 1964, and First Amendment thereto dated October 24, 1978; Second Amendment thereto dated February 24, 1981; and Third Amendment thereto dated August 18, 1983, covering water and sewage services (incorporated herein by reference to Exhibit 10.34 to Registration Statement on Form S-1 dated March 12, 1993)

 10.26 Agreement dated December 26, 1989, by and between the City of Cherokee, Iowa and Wilson Foods Corporation, covering water rates (incorporated herein by reference to Exhibit
                  10.35 to Registration Statement on Form S-1
                  dated March 12, 1993)

 10.27 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date (incorporated herein by reference to Exhibit
                  10.38 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.28 Stock Purchase Agreement by and between Doskocil and JLL dated February 16, 1993 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K dated February 18, 1993 and Filed on February 19, 1993)

 10.29 Waiver Agreement by and between Doskocil and Chemical Bank dated March 5, 1993
                  (incorporated herein by reference to Exhibit
                  10.40 to Registration Statement on Form S-1
                  dated March 12, 1993)

 10.30 Form of Indemnification Agreement between Doskocil and its non-employee Directors (incorporated herein by reference to Exhibit
                  10.42 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.31 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund, L.P., The Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit
                  10.43 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.32 Stockholders Agreement dated as of March 22, 1993, by and between the Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to Registration Statement on Form S-1 dated
                  March 24, 1993)

 10.33*           Separation Pay Plan, dated March 31, 1993
                  (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated June 10,
                  1993, and filed on July 13, 1993)

 10.34 Consulting Agreement between Doskocil Companies Incorporated and Richard N. Bauch, dated January 18, 1993 (incorporated herein by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 filed April 13, 1993)

 10.35            Master Equipment Lease between Doskocil and
                  Cargill Leasing Corporation dated September 1,
                  1993

 10.36            Stock Purchase Agreement between International
                  Multifoods Corporation and Doskocil Companies
                  Incorporated dated as of March 17, 1994

 11.1             Calculation of Earnings Per Share

 20.1**           Annual Report on Form 11-K with Respect to
                  Doskocil Employee Investment Plan

 21.1             Subsidiaries of Doskocil

 22.1**           Proxy Statement for Annual Meeting of
                  Stockholders Scheduled to be Held June 2, 1994

 23.1             Consent of Independent Accountants



*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.