Form 10-Q
period 1994-04-02
DOSKOCIL COMPANIES INC
filed 1994-05-17
CIK 4960

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended April 2, 1994
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                    Commission file number 0-7803

    D O S K O C I L   C O M P A N I E S   I N C O R P O R A T E D

       (Exact Name of Registrant as Specified in its Charter)

               Delaware                        13-2535513
    (State or Other Jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


2601 NW Expressway, Suite 1000W, Oklahoma City, Oklahoma   73112
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-5500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X         NO

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                        YES   X         NO

     On May 13, 1994, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,940,168.

                   DOSKOCIL COMPANIES INCORPORATED
                      _________________________

                          TABLE OF CONTENTS

                              FORM 10-Q


                                                             Page
                   PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements:

          Condensed Consolidated Balance Sheet at
          April 2, 1994 (Unaudited) and
          January 1, 1994. . . .. . . . .  . . . . .. .         3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months
          Ended April 2, 1994 and
          April 3, 1993  . . . .. . . . .  . . . . ..  . . .    4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Three Months Ended
          April 2, 1994 and April 3, 1993  . . . . ..           5

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited . . . . . . .      6-7

          Report of Independent Accountants. . . . ..    . .    8

Item 2.     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations   . . . . .. . . . .  . . . . ..        9-11


                     PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . ..  . . .   12

          Signatures   . . . . .. . . . .  . . . . ..          13

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

          DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
           (Dollar amounts in thousands, except par value)

                                             April 2,     January 1,
                             ASSETS            1994          1994
                                             ________     __________
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                  $  6,920       $  6,203
  Receivables                                  33,307         36,283
  Inventories                                  38,942         39,984
  Other current assets                          3,568          2,101
                                             ________       ________
    Total current assets                       82,737         84,571

Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $22,696 and $20,046                        80,709         77,678
Trademarks and tradenames, net of accumulated
  amortization of $3,149 and $2,837            21,851         22,163
Deferred charges and other assets              42,475         44,907
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $12,324 and
 and $11,090                                   86,328         87,562
                                             ________       ________
                                             $314,100       $316,881
                                             ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  2,745       $  2,330
  Accounts payable                             10,892         10,357
  Accrued liabilities                          33,292         40,732
                                             ________       ________
    Total current liabilities                  46,929         53,419

Long-term debt                                131,654        127,906
Other long-term liabilities                    80,070         79,987
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
   shares authorized, 7,939,173 shares
   issued and outstanding (7,918,343
   shares at January 1, 1994)                      79             79
  Capital in excess of par value              112,523        112,315
  Retained earnings (deficit)                 (55,388)       (54,910)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
                                               55,639         55,909
  Unearned compensation                          (192)          (340)
                                             ________       ________
    Total stockholders' equity                 55,447         55,569
                                             ________       ________
                                             $314,100       $316,881
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
         (Dollar amounts in thousands, except per share figures)


                                               Three Months Ended
                                             _______________________
                                             April 2,       April 3,
                                               1994           1993
                                             ________       ________
Net sales                                    $156,223       $144,555
Cost of sales                                 129,482        120,472
                                             ________       ________
Gross profit                                   26,741         24,083

Operating expenses:
  Selling                                      16,114         14,321
  General and administrative                    6,605          6,556
  Amortization of intangible assets             1,546          1,546
                                             ________       ________
    Total                                      24,265         22,423
                                             ________       ________
Operating income                                2,476          1,660
Other income (expense):
  Interest and financing costs                 (3,579)        (3,017)
  Other, net                                     (157)          (135)
                                             ________       ________
    Total                                      (3,736)        (3,152)
                                             ________       ________
Income (loss) before income taxes              (1,260)        (1,492)
Income tax benefit (provision)                    782            (38)
                                             ________       ________
Income (loss) before cumulative effect
 of change in accounting principle               (478)        (1,530)
Cumulative effect of change in
 accounting for postretirement
 benefits other than pensions                    -           (34,426)
                                             ________       ________
Net income (loss)                            $   (478)      $(35,956)
                                             ========       ========

Earnings (loss) per share-primary
 and fully diluted:
  Income (loss) before cumulative
   effect of change in accounting
   principle                                   $(0.06)        $(0.25)
  Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                   -            (5.63)
                                               ______         ______
  Net income (loss)                            $(0.06)        $(5.88)
                                               ======         ======
Weighted average number of
 common and common equivalent
 shares outstanding - primary
 and fully diluted                              7,921          6,115









The accompanying notes are an integral part of the condensed consolidated financial statements.

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)

                                                  Three Months Ended
                                                 ____________________
                                                 April 2,    April 3,
                                                   1994        1993
                                                 ________    ________
Cash flows from operating activities:
  Net income (loss)                             $   (478)   $(35,956)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation and amortization                  4,367       3,823
    Postretirement medical benefits                  250         502
    Income taxes                                    (949)       -
    Cumulative effect of change in accounting
     for postretirement benefits other
     than pensions                                  -         34,426
    Changes in:
      Receivables                                  2,935      (3,162)
      Inventories                                  1,042      (3,716)
      Other current assets                          (517)        659
      Deferred charges and other assets              (40)       (744)
      Accounts payable and accrued liabilities    (7,305)      1,253
    Other                                             (2)         40
                                                ________    ________
 Net cash provided (used) by operating
  activities                                        (697)     (2,875)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (2,654)     (2,574)
  Change in deferred charges and other assets        123         191
  Proceeds from sale of facilities                   277         500
  Net cash used by assets held for sale             -         (2,364)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                      (2,254)     (4,247)
                                                ________    ________
Cash flows from financing activities:
  Borrowings under revolving working capital
   facilities                                     55,000      21,011
  Payments on revolving working capital
   facilities                                    (53,000)    (20,011)
  Proceeds from other debt obligations             2,155        -
  Payments on capital lease and other debt
   obligations                                      (487)    (21,570)
  Issuance of common stock                          -         26,883
                                                ________    ________
 Net cash provided (used) by financing
  activities                                       3,668       6,313
                                                ________    ________
Increase (decrease) in cash and cash
 equivalents                                         717        (809)
Cash and cash equivalents, beginning of
 period                                            6,203       9,312
                                                ________    ________
Cash and cash equivalents, end of period        $  6,920    $  8,503
                                                ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

          DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  GENERAL

         The accompanying condensed consolidated financial statements include the accounts of Doskocil Companies Incorporated ("Doskocil") and all majority-owned subsidiaries (collectively, the "Company") and have been prepared without audit. The Balance Sheet at January 1, 1994, has been derived from financial statements which have been audited by Coopers & Lybrand, independent accountants.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for entries to record the cumulative effect on years prior to January 3, 1993 of change in accounting for postretirement benefits other than pensions) necessary for a fair presentation of the financial position as of April 2, 1994, and the results of operations and cash flows for the three months ended April 2, 1994 and April 3, 1993. Results for the three months ended April 2, 1994 are not necessarily indicative of the results which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 1994.

         The Company adopted at the beginning of fiscal 1994 Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits." This statement sets standards for employers' accounting for postemployment benefits after employment but before retirement. The Company generally does not provide such postemployment benefits, other than workers compensation payments, the costs of which are estimated and accrued as the events occur. Implementation of this statement has no effect on the Company's financial condition or results of operations.


NOTE 2  RECEIVABLES

         Included in receivables of $33.3 million are trade accounts receivable of approximately $33.1 million and a note receivable from an officer due in one year without interest in the approximate amount of $0.2 million.


NOTE 3  INVENTORIES

         Inventories at April 2, 1994 and January 1, 1994 are summarized as follows (in thousands):
                                         April 2,    January 1,
                                           1994         1994
                                         ________    __________
          Raw materials and supplies     $11,395      $ 8,176
          Work in process                  6,512        6,254
          Finished goods                  21,035       25,554
                                         _______      _______
                                         $38,942      $39,984
                                         =======      =======

NOTE 4  INCOME TAXES

         The provision (benefit) for income taxes consists of the following components (in thousands):

                                      Three Months Ended
                                ______________________________
                                April 2, 1994    April 3, 1993
                                _____________    _____________
         Current:
            Federal                 $   17          $ -
            State                      150              38
                                    ______          ______
                                    $  167          $   38
                                    ======          ======
         Deferred:
            Federal                 $ (949)         $ -
            State                     -               -
                                    ______          ______
                                    $ (949)         $ -
                                    ======          ======

The deferred benefit has been recognized in the first quarter of 1994 based on the Company's projected realization of the benefit in the current year. The effective tax rate differs from the statutory rate due primarily to amortization of intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for fiscal 1994 in the deferred tax assets and related valuation allowance and the deferred tax liabilities.


NOTE 5  SIGNIFICANT EVENT

         On March 17, 1994 the Company entered into a stock purchase agreement with International Multifoods Corporation ("IMC") with respect to the Frozen Specialty Foods division ("Frozen Specialty Foods") of IMC. Pursuant to the stock purchase agreement, the Company will purchase all of the issued and outstanding capital stock of International Multifoods Foodservice Corp. ("IMFC") from IMC for approximately $138 million, subject to certain conditions and customary purchase price adjustments (the "IMFC Acquisition"). The Company has received a commitment from Chemical Bank, subject to completion of documentation and other requirements, to provide a $186 million senior secured credit facility for this transaction and to refinance the existing credit facility. Frozen Specialty Foods, with estimated revenues for the fiscal year ended February 26, 1994 of approximately $185 million, is a processor and marketer of prepared frozen food products primarily for the foodservice and consumer markets. Completion of the transaction is expected in the second quarter of fiscal 1994. Based on the Company's historical consolidated statement of operations for the year ended January 1, 1994 and Frozen Specialty Foods' historical operations for the twelve months ended November 21, 1993, the pro forma combined net sales, income before cumulative effect of changes in accounting and earnings per share before cumulative effect of changes in accounting are $831.5 million, $6.1 million and $0.82, respectively.

                    REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Doskocil Companies Incorporated


     We have reviewed the condensed consolidated balance sheet of Doskocil Companies Incorporated and subsidiaries as of April 2, 1994, and the related condensed consolidated statements of operations for the three month periods ended April 2, 1994 and April 3, 1993, and the condensed consolidated statements of cash flows for the three month periods ended April 2, 1994 and April 3, 1993. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended January 1, 1994 (not presented herein), and in our report dated March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                     COOPERS & LYBRAND


Tulsa, Oklahoma
April 29, 1994

                     DOSKOCIL COMPANIES INCORPORATED

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months ended April 2, 1994 compared with Three Months ended April 3, 1993. Net sales increased $11.6 million, or 8.0%, to $156.2 million for the first three months of 1994 over net sales of $144.6 million for the first three months of 1993. Volume increases generated approximately $6.7 million of the net sales increase and increases in selling price per pound contributed approximately $4.9 million of the overall increase. Sales volume in the Foodservice and Deli Divisions increased over the same period in fiscal 1993. Selling price per pound increased primarily due to the pass through of increased raw material costs.

      In the first quarter of 1994, gross profit increased $2.6 million, or 10.8%, to $26.7 million from $24.1 million for the first quarter of 1993. Gross margin for the first quarter of 1994 was higher as a percentage of net sales than the first quarter of 1993 due primarily to certain cost reduction programs instituted in 1993.

      During the first quarter of 1994, the Company's selling expenses increased $1.8 million, or 12.6%, over the 1993 period's amount of $14.3 million. Selling expenses increased primarily due to marketing costs associated with increased volume of sales and new product introductions in the Retail Division. General and administrative expenses totaled approximately $6.6 million in both the first quarters of 1994 and 1993. Amortization of intangible assets, which is a noncash element of operating expenses, was approximately $1.5 million in both the 1994 and the 1993 periods.

      Interest and financing costs increased $0.6 million, or 20%, to $3.6 million for the first quarter of 1994 from $3.0 million for the first quarter of 1993. This increase is due to the higher fixed interest rates on the Company's long term financing entered into in the second quarter of 1993 compared to the variable rates on debt outstanding in the first quarter of 1993.

      The provision for income taxes for the first quarter of 1994 was a benefit of $0.8 million primarily because, for financial reporting purposes, the Company generated losses during the period, the benefit of which is expected to be realized in the current fiscal year. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for fiscal 1994 in the deferred tax assets and related valuation allowance and the deferred tax liabilities. No such benefit was recognized in the first quarter of 1993.

Liquidity and Capital Resources

      Management believes that cash flow from operations for the full fiscal year combined with the borrowing capacity available under the Company's revolving working capital facility will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future. Management anticipates that the purchase price and working capital needs of the Frozen Specialty Foods acquisition discussed below, will be financed by borrowings under a new senior secured credit facility. The balance outstanding under the current revolving working capital facility at April 2, 1994 was $10.0 million and $30.0 million was available for borrowing at that date.

      On March 17, 1994 the Company entered into a stock purchase agreement with International Multifoods Corporation ("IMC") with respect to the Frozen Specialty Foods division ("Frozen Specialty Foods") of IMC. Pursuant to the stock purchase agreement, the Company will purchase all of the issued and outstanding capital stock of International Multifoods Foodservice Corp. ("IMFC") from IMC for approximately $138 million, subject to certain conditions and customary purchase price adjustments (the "IMFC Acquisition"). The Company has received a commitment from Chemical Bank, subject to completion of documentation and other requirements, to provide a $186 million senior secured credit facility for this transaction and to refinance the existing credit facility. Frozen Specialty Foods, with estimated revenues for the fiscal year ended February 26, 1994 of approximately $185 million, is a processor and marketer of prepared frozen food products primarily for the foodservice and consumer markets. Completion of the transaction is expected in the second quarter of fiscal 1994.

Cash Flows and Capital Expenditures

First three months of 1994. For the first quarter of 1994, net cash used by operating activities was approximately $0.7 million. Decreases in cash resulted primarily from net decreases in accounts payable and accrued liabilities of $7.3 million due primarily to semiannual interest payments, payments related to prior plant closings and seasonal decreases in marketing programs. These decreases were offset partially by decreases in accounts receivable and inventories, responsible for increases of cash of $2.9 million and $1.0 million, respectively. The remaining increases in cash were principally provided by the results of operations during the quarter after adding back noncash items of depreciation, amortization and the provision for postretirement medical benefits and subtracting the deferred benefit for income taxes.

      Expenditures for additions to property, plant and equipment were approximately $2.7 million for the first quarter of 1994.
Of this total, approximately $1.2 million of these expenditures were attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was primarily from the receipt of escrowed funds related to construction in progress and increased borrowings under the 1993 Credit Agreement.

First three months of 1993. For the first quarter of 1993, net cash used by operating activities was approximately $2.9 million. Decreases in cash resulted primarily from increases during the period in receivables, responsible for a decrease in cash of $3.2 million, and inventories, responsible for a decrease in cash of $3.7 million. These decreases were offset somewhat by increases in accounts payable and accrued liabilities, resulting in an increase in cash of $1.4 million. The remaining increases in cash were provided by the results of operations during the period after adding back noncash items of depreciation, amortization and the provision for postretirement benefits other than pensions.

      Expenditures for additions to property, plant and equipment were approximately $2.6 million during the first quarter of 1993. Approximately $1.3 million of these expenditures were attributable to the construction of additional capacity at the Company's South Hutchinson production facility to support growth of the Foodservice Division. In addition, expenditures of approximately $1.3 million were for replacement of and modifications to existing systems and production lines.

      During the first quarter of 1993, the Company issued 2.0 million shares of common stock to JLL at $15.00 per share.
The proceeds from this transaction, net of related expenses, were used to reduce bank borrowings. The Company made repayments during the quarter of $0.6 million on other long-term debt, including capital lease obligations. During the quarter, the Company increased net borrowings under the Existing Credit Agreement by $8.0 million. The resulting net increase in cash from these financing activities totaled $6.3 million.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

         Exhibit Number                Description
         ______________                ___________

              10.1                 Amendment to Separation
                                   Agreement and Release Dated
                                   March 31, 1994 between
                                   Doskocil and John Hanes

              10.2                 Amendment to Private Label
                                   Manufacturing Agreement dated
                                   April 15, 1994 between Wilson
                                   Foods Corporation and Farmland
                                   Foods, Inc.

              11.1                 Calculation of Earnings per
                                   Share

              15.1                 Letter from Coopers & Lybrand
                                   dated May 6, 1994, Regarding
                                   Unaudited Interim Financial
                                   Information

     (b) Reports on Form 8-K

          Current Report on Form 8-K, dated March 17, 1994, of Doskocil Companies Incorporated was filed with the SEC on April 1, 1994 with respect to the Company entering into an agreement to purchase the stock of International Multifoods Foodservice Corporation under
          Item 2 (acquisition and disposition of assets), Item 5 (other events) and Item 7 (financial statements, proforma financial information and exhibits).

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOSKOCIL COMPANIES INCORPORATED







Dated:  May 17, 1994              By:/s/ William L. Brady
                                     __________________________
                                     William L. Brady
                                     Vice President, Controller
                                     and Assistant Secretary