Form 10-K/A
period 1994-01-01
DOSKOCIL COMPANIES INC
filed 1994-06-29
CIK 4960

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended January 1, 1994.
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to
                       Commission file number 0-7803

  D O S K O C I L    C O M P A N I E S    I N C O R P O R A T E D
         (Exact name of registrant as specified in its charter)

                        Delaware                   13-2535513
          (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

2601 N.W. Expressway, Suite 1000W, Oklahoma City, Oklahoma  73112
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (405)879-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                            Name of Each Exchange
    Title of Each Class                       on Which Registered
 Common Stock, par value $.01                      NASDAQ/NMS

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

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                         DOSKOCIL COMPANIES INCORPORATED
                                  (Registrant)



Date:  June 29, 1994     By:/s/ William L. Brady
                            William L. Brady
                            Vice President and
                            Corporate Controller
PAGE

                                              EXHIBIT 20.1
PAGE

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                                FORM 11-K

         FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
           AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



(Mark One)
 X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1993


                                    OR


____    TRANSITION REPORT PURSUANT TO SECTION 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _____________



Commission file number     0-7803


  A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
PLAN


  B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                     DOSKOCIL COMPANIES INCORPORATED
                     2601 NW Expressway, Suite 1000W
                      Oklahoma City, Oklahoma 73126
PAGE

                            REQUIRED INFORMATION

The following financial statements and supplemental schedules are furnished for the plan:

                                    INDEX

                                                             Page

Report of Independent Accountants                               4

Statement of Net Assets Available for Plan
   Benefits as of December 31, 1993 and
   December 31, 1992                                            5

Statement of Changes in Net Assets Available
   for Plan Benefits for the Years Ended
   December 31, 1993 and December 31, 1992                      6

Notes to Financial Statements                                   7

Supplemental Schedules:
   Schedule I:
       Item 27a - Assets Held for Investment
          Purposes at December 31, 1993                        16

   Schedule II:
       Item 27d - Reportable Transactions for
          the Year Ended December 31, 1993                     17
PAGE

                                  Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the administrative committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                  DOSKOCIL COMPANIES INCORPORATED
                                 RETIREMENT AND PROFIT SHARING
                                 PLAN



                                  By/s/ Charles I. Merrick
                                    Charles I. Merrick
                                    Administrative Committee for
                                    Doskocil Companies
                                    Incorporated Retirement and
                                    Profit Sharing Plan



Date:  June 29, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Plan Administrators
Doskocil Companies Incorporated Retirement and Profit Sharing
Plan

         We have audited the accompanying financial statements of the Doskocil Companies Incorporated Retirement and Profit Sharing Plan (formerly, the Doskocil Employee Investment Plan) as listed in the accompanying index on page 2. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note A, effective July 1, 1993, the
Retirement and Profit Sharing Plan for Salaried Employees of
Wilson Foods Corporation was merged into the Plan.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Doskocil Companies Incorporated Retirement and Profit Sharing Plan as of December 31, 1993 and 1992, and changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

         Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        COOPERS & LYBRAND

Tulsa, Oklahoma
June 22, 1994
PAGE

DOSKOCIL  COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
                              PLAN
       (FORMERLY, THE DOSKOCIL EMPLOYEE INVESTMENT PLAN)

          STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

           As of December 31, 1993 and December 31, 1992



                                             1993         1992
                                         ___________   __________
               ASSETS

Investments, at fair value:
  Company Common Stock Fund              $    26,235   $   38,790
  Equity Fund                              9,175,600    2,529,429
  Balanced Fund                            5,470,132    1,969,322
  Fixed Income Fund                       17,672,830    3,341,896
  Loan Fund                                  738,815         -
  EB Temporary Investment Fund               118,137      134,029
                                         ___________   __________
    Total investments                     33,201,749    8,013,466
                                         ___________   __________
Receivables:
  Employer's contribution                    380,000         -
  Accrued interest and other receivables      12,537       25,610

Cash                                          12,414        1,799
                                         ___________    _________
  Total assets                            33,606,700    8,040,875
                                         ___________    _________
             LIABILITIES

Participant withdrawals payable                 -          71,496
Other payables                                12,227       22,845
                                         ___________   __________
Net assets available for plan benefits   $33,594,473   $7,946,534
                                         ===========   ==========


[FN]
                   The accompanying notes are an integral
                      part of the financial statements.
PAGE

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
                          PLAN
       (FORMERLY, THE DOSKOCIL EMPLOYEE INVESTMENT PLAN)

   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

      For the years ended December 31, 1993 and December 31, 1992


                                           1993           1992
                                       ___________   ___________

Additions to net assets attributed to:
  Investment income:
    Interest and dividends             $     7,020   $   102,672
    Net appreciation in fair value
      of investments                     2,086,545       622,451
                                       ___________   ___________
                                         2,093,565       725,123
    Less investment expenses               (32,547)       (8,070)
                                       ___________   ___________
                                         2,061,018       717,053
                                       ___________   ___________
  Contributions:
    Employees                            1,620,969       998,625
    Employer                             2,162,586       426,034
    Other                                   31,073         2,918
                                       ___________   ___________
                                         3,814,628     1,427,577
                                       ___________   ___________
       Total additions                   5,875,646     2,144,630

Deductions from net assets
  attributed to:
    Participant withdrawals                812,071       532,506
                                       ___________   ___________
Net increase                             5,063,575     1,612,124

Transfer from merged plan (Note A)      20,584,364          -

Net assets available for plan benefits:
  Beginning of year                      7,946,534     6,334,410
                                       ___________   ___________
  End of year                          $33,594,473   $ 7,946,534
                                       ===========   ===========


[FN]
                   The accompanying notes are an integral
                      part of the financial statements.
PAGE

    DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
                             PLAN
        (FORMERLY, THE DOSKOCIL EMPLOYEE INVESTMENT PLAN)

                    NOTES TO FINANCIAL STATEMENTS

A.  PLAN MERGER

          Effective July 1, 1993, the Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation was merged into the Doskocil Employee Investment Plan to become the Doskocil Companies Incorporated Retirement and Profit Sharing Plan (the "Plan"). In conjunction with the merger, certain Plan amendments were approved that also became effective July 1, 1993. Those amendments are discussed further in Note B.

B.  DESCRIPTION OF THE PLAN

          The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

    GENERAL - The purpose of the Plan is to encourage participating employees of Doskocil Companies Incorporated and Subsidiaries ("Doskocil") to save funds on a tax-favored basis and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

    PARTICIPATION - Prior to the merger, all employees age 18 and older were eligible to participate. Effective July 1, 1993, all new entrants to the Plan must be 21 years old and have completed
one year of continuous service.   An employee whose terms of
employment are subject to a collective bargaining agreement may not participate in the Plan unless that agreement provides for his or her participation.

    EMPLOYEE CONTRIBUTIONS - Employees may contribute to the Plan, on a tax-deferred basis, an amount equal to a minimum of 1% to a maximum of 15% of unreduced compensation. The maximum amount the participant may contribute during any Plan year is limited by provisions in the Internal Revenue Code and is adjusted annually for increases in the cost of living. For 1993, such maximum amount was $8,994.

    EMPLOYER CONTRIBUTIONS - Each Plan year, Doskocil will match participant contributions to a maximum of 3% of the participants' unreduced compensation. All matching contributions will be invested in the same manner as participant contributions. The employer's contribution, however, for any fiscal year shall not exceed the maximum allowable as a deduction for federal income tax purposes. Effective January 1, 1989, employer's contributions were paid by Doskocil to the trustee in cash or shares of Doskocil stock. During 1990, the Board of Directors of Doskocil suspended the acquisition of additional Doskocil common stock by the Plan. The Company may also contribute at its sole and absolute discretion, an additional profit-sharing contribution in an amount determined by the Company. Effective July 1, 1993, the Company began making seed contributions for all eligible employees. The seed contribution represents 1% of the employees pay up to a maximum of $250 per year. The Company makes the seed contribution even if the employee chooses not to make contributions to the Plan.

    Employer's contribution receivable at December 31, 1993 represents Doskocil's contribution to the retirement and profit sharing plan for Salaried Employees of Wilson Foods Corporation Plan for the six months prior to the merger which will be paid September 15, 1994. This is consistent with prior year's employer contributions and policies related to that plan.

    PARTICIPANT ACCOUNTS - Each participant's account is credited with the participant's contribution, and an allocation of the Company's matching contribution as well as any plan earnings or losses. Allocations of the Company's matching contribution and plan earnings or losses are based on participants' account balances or contributions. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

    INVESTMENT OPTIONS - Participants in the Plan have four investment options available for their contributions. Participants may elect to invest in one or more of the four options, allocating 0% to 100% of their contributions to the option(s) selected. Effective April 1, 1992, the Plan's Administrators voted to replace the then-existing funds, managed by Merrill Lynch Trust Company, with funds managed by a professional fund management company. Accordingly, the investment options commencing April 1, 1992 were:

           . Company Common Stock Fund - invests primarily in the common stock of Doskocil Companies Incorporated
              (see "Employer Contributions" above).

           . Equity Fund - invests 100% in a pool of stock funds that has a goal of long-term growth with little emphasis on current income.

           . Balanced Fund - invests in both stock and bond funds in a ratio which, though typically 50% stock funds and 50% bond funds, may vary.

           . Fixed Income Fund - invests in a diversified pool of fixed-rate investment contracts with major insurance companies and financial institutions.

      Prior to April 1, 1992, the investment options were:

           . Company Common Stock Fund - invests in the common stock of Doskocil Companies Incorporated (see
              "Employer Contributions" above).

           . Basic Value Fund - invests in a portfolio of common stock and short-term investments.

           . Capital Fund - invests in a portfolio of Class A and B stock, corporate bonds and government obligations.

           . Guaranteed Fund - invests in certificates of deposit and guaranteed investment contracts.

      Upon receipt of the employee and employer contributions, amounts are invested in the EB Temporary Investment Fund, a money market fund, until the appropriate transfer of amounts to the various investment options can be made.

      LOAN FEATURE - Effective July 1, 1993, a loan feature was added to the Plan which allows participants to borrow up to 50% of their total vested account balance, subject to a maximum borrowing limit of $50,000. The interest rate is the prime rate in effect on the last day of the calendar quarter preceding the date on which the loan is made plus one percentage point.

      VESTING - Prior to July 1, 1993, each participant had at all times a 100% vested (nonforfeitable) interest in the balances of both the employee and employer contributions. Effective July 1, 1993, all new entrants to the Plan will vest as follows:

                                       Vested % of
           Years of Service          Matching Funds

            0-3 years                        0%
            3 years or more                100%

      PARTICIPANT WITHDRAWALS - Upon termination of service, a participant will receive a lump-sum distribution of cash equal to the value of his or her account.

      Beginning in fiscal year 1993, and in conformity with the standards of accounting and reporting as described in the American Institute of Certified Public Accountants' industry audit guide entitled Audits of Employee Benefit Plans, the Plan does not accrue for amounts allocated to accounts of persons who have elected to withdraw from the Plan but have not been paid as of the end of the Plan year. Such amounts totaled $1,013,127 at December 31, 1993, primarily resulting from the closing of Doskocil's Logansport, Indiana plant facility.

      In prior years, the liability for such benefits was recorded. However, the amount at December 31, 1992 was not material and, accordingly, prior year balances were not retroactively restated.

      PLAN EXPENSES - All expenses of administering the Plan shall be paid by Doskocil except:

           . Expenses incurred by a participant in connection with particular investment transactions for the participant's account;

           . Expenses for changing the investment of a participant's account among the Plan's investment options; and,

           . Expenses for the enrollment of a participant that may be imposed by a third party.

      PLAN TERMINATION - In the event the Plan terminates, capital accumulations of all participants will be maintained in a Trust Fund (the "Trust"), pursuant to the terms of an Agreement of Trust, until all such amounts have been distributed. The accounts of all participants will remain nonforfeitable. Capital accumulations may be distributed following termination of the Plan, or distributions may be deferred, as determined by Doskocil.

C.    SUMMARY OF ACCOUNTING POLICIES

      VALUATION OF INVESTMENTS - The Plan presents in the statement of changes in net assets available for Plan benefits the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. Investments are valued at quoted market prices.

      RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the current year presentation.

D.    INVESTMENTS

           The following table presents the cost and market values of investments at December 31, 1993 and December 31, 1992:

                                                      1993                                       1992
                                    _________________________________________   ______________________________________
                                     Number                                      Number
                                    of Units,                                   of Units,
                                    Shares or                                   Shares or
                                    Principal                        Market     Principal                     Market
                                      Amount          Cost            Value       Amount         Cost          Value
                                    _________         ____           ______     _________        ____         ______
     Company Common Stock Fund         2,385     $    291,638     $    26,235      2,586     $  316,217    $    38,790
     Equity Fund                     636,786        8,171,348       9,175,600    190,590      2,283,402      2,529,429
     Balanced Fund                   456,234        5,234,135       5,470,132    144,126      1,914,166      1,969,322
     Fixed Income Fund                  -          16,972,053      17,672,830       -         3,309,443      3,341,896
     Loan Fund                          -                -            738,815       -              -              -
     EB Temporary Investment
      Fund                              -             118,137         118,137       -           134,029        134,029

         During 1993 and 1992, the Plan's unrealized appreciation
    (depreciation) in market value of investments was as follows:

                                         1993          1992
                                      __________     ________
         Company Common Stock Fund    $   12,024     $(31,722)
         Equity Fund                     758,225      246,028
         Balanced Fund                   180,841       55,156
         Fixed Income Fund               668,324       32,453
         Merrill Lynch:
           Basic Value Fund                 -          (7,470)
           Capital Fund                     -          41,041
                                      __________     ________
                                      $1,619,414     $335,486
                                      ==========     ========

          The following tables show the allocation of changes in net assets and net assets available for plan benefits for each investment option fund for the years ended December 31, 1993 and December 31, 1992.

                                                                             1993
                                            ________________________________________________________________________
                                             Company                               Fixed
                                              Common      Equity     Balanced      Income       Loan
                                            Stock Fund     Fund        Fund         Fund        Fund       Total
     Additions to net assets attributed to:
      Investment income (loss):
       Interest and dividends               $     21   $    5,099   $     (835)  $     2,512  $    223   $     7,020


       Other income                             -          15,015       14,856         1,202      -           31,073
       Net appreciation (depreciation) in
        fair value of investments             (9,960)     920,828      468,969       706,708      -        2,086,545
                                             _______   __________   __________   ___________  ________   ___________
                                              (9,939)     940,942      482,990       710,422       223     2,124,638
       Less investment expenses                 -         (10,729)         (28)      (21,781)       (9)      (32,547)
                                             _______   __________   __________   ___________  ________   ___________
                                              (9,939)     930,213      482,962       688,641       214     2,092,091
      Contributions                             -       1,280,421      925,753     1,577,381      -        3,783,555
                                             _______   __________   __________   ___________  ________   ___________
      Total additions                         (9,939)   2,210,634    1,408,715     2,266,022       214     5,875,646
     Deductions from net assets attributed to:
      Participant withdrawals                 (1,189)    (121,386)    (218,510)     (470,986)    -          (812,071)
     Net transfers in (out)                   (3,842)     533,309      136,627    (1,454,188)  788,094          -
                                             _______   __________   __________   ___________  ________   ___________
     Net increase (decrease)                 (14,970)   2,622,557    1,326,832       340,848   788,308     5,063,575
     Net assets available for plan benefits:
      Beginning of period                     41,537    2,586,438    1,966,558     3,352,001      -        7,946,534
      Transferred from merged plan              -       4,087,563    2,255,496    14,241,305      -       20,584,364
                                             _______   __________   __________   ___________  ________   ___________
      End of period                          $26,567   $9,296,558   $5,548,886   $17,934,154  $788,308   $33,594,473
                                             =======   ==========   ==========   ===========  ========   ===========

                                                             April 1 through December 31, 1992
                                              ______________________________________________________________
                                               Company                                  Fixed
                                                Common      Equity       Balanced      Income
                                              Stock Fund     Fund          Fund          Fund        Total
     Additions to net assets attributed to:
      Investment income (loss):

       Interest and dividends                 $      4    $   10,327    $    3,762   $   15,449   $   29,542
       Net appreciation (depreciation) in
        fair value of investments              (10,245)      280,012       144,176      160,714      574,657
                                              ________    __________    __________   __________   __________
                                               (10,241)      290,339       147,938      176,163      604,199
       Less investment expenses                   -           (2,586)          (55)      (5,429)      (8,070)
                                              ________    __________    __________   __________   __________
                                               (10,241)      287,753       147,883      170,734      596,129
      Contributions                               -          385,096       316,203      378,029    1,079,328
                                              ________    __________    __________   __________   __________
        Total additions                        (10,241)      672,849       464,086      548,763    1,675,457
     Deductions from net assets attributed to:
      Participant withdrawals                     (758)      (90,755)      (70,976)    (355,865)    (518,354)
     Net transfers in (out)                       -          755,528       190,504     (946,032)        -
                                              ________    __________    __________   __________   __________
     Net increase (decrease)                   (10,999)    1,337,622       583,614     (753,134)   1,157,103
     Net assets available for plan benefits:
      Beginning of period                         -             -             -            -            -
      Transferred in from prior Trustee         52,536     1,248,816     1,382,944    4,105,135    6,789,431
                                              ________    __________    __________   __________   __________
      End of period                           $ 41,537    $2,586,438    $1,966,558   $3,352,001   $7,946,534
                                              ========    ==========    ==========   ==========   ==========

                                                                  January 1 through March 31, 1992
                                               _________________________________________________________________
                                                Company                                   Basic
                                                 Common      Capital      Guaranteed      Value
                                               Stock Fund      Fund           Fund         Fund         Total

     Additions to net assets attributed to:
      Investment income (loss):
       Interest and dividends                   $     94   $    13,842   $    46,192   $    13,002   $    73,130
       Net appreciation (depreciation) in
        fair value of investments                 14,223        41,041          -           (7,470)       47,794
                                                ________   ___________   ___________   ___________   ___________
                                                  14,317        54,883        46,192         5,532       120,924
      Contributions                                 -           70,124       210,437        67,688       348,249
                                                ________   ___________   ___________   ___________   ___________
       Total additions                            14,317       125,007       256,629        73,220       469,173
     Deductions from net assets attributed to:
      Participant withdrawals                       -           (2,694)       (8,089)       (3,369)      (14,152)
     Net transfers in (out)                        9,436      (179,517)      168,792         1,289          -
                                                ________   ___________   ___________   ___________   ___________
     Net increase (decrease)                      23,753       (57,204)      417,332        71,140       455,021
     Net assets available for plan benefits:
      Beginning of period                         28,783     1,306,020     3,687,803     1,311,804     6,334,410
                                                ________   ___________   ___________   ___________   ___________
      End of period before transfer               52,536     1,248,816     4,105,135     1,382,944     6,789,431
      Transferred out to new Trustee             (52,536)   (1,248,816)   (4,105,135)   (1,382,944)   (6,789,431)
                                                ________   ___________   ___________   ___________   ___________
      End of period                             $   -      $      -      $      -      $      -      $      -
                                                ========   ===========   ===========   ===========   ===========

E.   TAX STATUS

        Prior to the plan merger, the Plan had received from the Internal Revenue Service a determination letter to the effect that the amended and restated Plan was qualified under Sections 401(a) and 401(k) of the Internal Revenue Code ("IRC") and that the Trust is exempt from federal income taxes under the provisions of Section 501(a).

        In conjunction with the plan merger, the Plan has requested a determination letter to remain qualified under the same IRC sections. Although no determination letter has yet been received, the Plan's management believes such a letter will be obtained.

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
                           PLAN

  ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                   December 31, 1993

Identity of Issuer and             Number of   Maturity   Rate of     Maturity                      Current
Description of Investment            Shares      Date     Interest      Value           Cost         Value
Interest Bearing Cash:
 EB Temporary Investment Fund           -          -          -       $   -        $   118,137   $   118,137

Common Trusts:
 The Accel Fund                      164,459       -          -           -          2,062,757     2,366,621
 The Beutel Trust Fund               176,876       -          -           -          2,279,824     2,642,099
 Dietche and Field Group
   Trust A                           108,399       -          -           -          1,783,714     2,085,704

Ameritrust Managed Guaranteed
 Investment Contract Fund         16,342,547       -          -           -         16,972,053    17,672,830

Mutual Funds:
 Acorn Fund Inc. MD Com.              41,332       -          -           -            487,032       576,586
 Fidelity Equity - Income Fund        18,467       -          -           -            561,073       624,909
 New York Venture Fund               223,450       -          -           -          2,603,585     2,674,694
 Vanguard Fixed Income Securities
   Fund                              291,492       -          -           -          3,195,519     3,177,265
 Rowe T. Price Int'l Trust            40,941       -          -           -            431,973       497,848

Common Stock:
 Doskocil Companies, Inc.              2,385       -          -           -            291,638        26,235
 LTV Corp Warrants                         2       -          -           -                  6             6

Loans to Participants
 (installment payments)                 -       various    7-10 1/2%      -               -          738,815
                                                                      ________     ___________   ___________
                                                                      $   -        $30,787,311   $33,201,749
                                                                      ========     ===========   ===========

    DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
                              PLAN

              ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                   For the year ended December 31, 1993

                                                                                          Current
                                                                                           Value
                                                                                         of Assets
  Identity                                                                                 on the
  of Party                                         Purchase     Selling   Cost of the   Transaction    Gain
  Involved             Description of Asset         Price        Price       Assets         Date      (Loss)
Series of 5%
  Transactions:

                       Equity Fund:
State Street Bank        New York Venture Fund    $1,924,748   $     -     $1,924,748   $1,924,748    $  -
  & Trust Co.            New York Venture Fund          -         407,627     367,191      407,627     40,436

Northern Trust Co.       The Accel Fund            1,678,180         -      1,678,180    1,678,180       -
  of Chicago             The Accel Fund                 -         306,572     305,910      306,572        662

State Street Bank        The Beutel Trust Fund     1,697,946         -      1,697,946    1,697,946       -
  & Trust Co.            The Beutel Trust Fund          -           1,059         959        1,059        100

Mellon Bank              Bank Deposit              4,531,000         -      4,531,000    4,531,000       -
                         Bank Deposit                   -       4,531,000   4,531,000    4,531,000       -

                       Balanced Fund:
Banker's Trust           Fidelity Equity-Income
                           Fund, Inc. Mass Com       369,081         -        369,081      369,081       -
                         Fidelity Equity-Income
                           Fund, Inc. Mass Com          -          80,078      71,899       80,078      8,179

State Street Bank        New York Venture Fund,
  & Trust Co.              Inc.                      430,227         -        430,227      430,227       -
                         New York Venture Fund,
                           Inc.                         -         216,099     187,578      216,099     28,521

Core States Capital      Vanguard Fixed Income
  Mkt. Group               Securities Fund, Inc.   2,451,829         -      2,451,829    2,451,829       -
                         Vanguard Fixed Income
                           Securities Fund, Inc.        -         109,185     108,712      109,185        473

Morgan Bank              Vanguard Fixed Income
                           Securities Fund, Inc.        -         406,083     402,610      406,083      3,473

Mellon Bank              EB Temporary Investment
                           Fund                      404,108         -        404,108       404,108       -
                         EB Temporary Investment
                           Fund                         -         400,774     400,774       400,774       -

Mellon Bank              Bank Deposit              2,443,000         -      2,443,000     2,443,000       -
                         Bank Deposit                   -       2,443,000   2,443,000     2,443,000       -

                       Fixed Income Fund:
Mellon Bank              EB Temporary Investment
                           Fund                      893,651         -        893,651       893,651       -
                        EB Temporary Investment
                          Fund                          -         904,192     904,192       904,192       -

Ameritrust Co.          Ameritrust Managed
  of New York             Guaranteed Investment
                          Contract Fund           15,221,401         -     15,221,401    15,221,401       -
                        Ameritrust Managed
                          Guaranteed Investment
                          Contract Fund                 -       1,720,793   1,684,768     1,720,793     36,025

Mellon Bank             Bank Deposit              14,746,000         -     14,746,000    14,746,000       -
                        Bank Deposit                    -      14,746,000  14,746,000    14,746,000       -

Single 5%
  Transactions:

                      Equity Fund:
State Street Bank       New York Venture Fund      1,016,875         -      1,016,875     1,016,875       -
  & Trust Co.

Northern Trust Co.      The Accel Fund             1,073,550         -      1,073,550     1,073,550       -
  of Chicago

Party Unknown           The Beutel Trust Fund      1,039,503         -      1,039,503     1,039,503       -
                        The Beutel Trust Fund        539,801         -        539,801       539,801       -

Party Unknown           Dietche and Field Group
                          Trust A                  1,016,857         -      1,016,857     1,016,857       -

Mellon Bank             Bank Deposit               4,087,000         -      4,087,000     4,087,000       -
                        Bank Deposit                    -       4,087,000   4,087,000     4,087,000       -

                      Balanced Fund:
Core States Capital     Vanguard Fixed Income
  Mkt. Group              Securities Fund, Inc.    1,478,583         -      1,478,583     1,478,583       -

Mellon Bank             Bank Deposit               2,255,000         -      2,255,000     2,255,000       -
                        Bank Deposit                    -       2,255,000   2,255,000     2,255,000       -

                      Fixed Income Fund:
Ameritrust Co.          Ameritrust Managed
  of New York             Guaranteed Investment
                          Contract Fund           14,042,158         -     14,042,158    14,042,158       -
                        Ameritrust Managed
                          Guaranteed Investment
                          Contract Fund              522,219         -        522,219       522,219       -

Mellon Bank             Bank Deposit                 522,000         -        522,000       522,000       -
                        Bank Deposit                    -         522,000     522,000       522,000       -
                        Bank Deposit              14,191,000         -     14,191,000    14,191,000       -
                        Bank Deposit                    -      14,191,000  14,191,000    14,191,000       -