Form 10-K/A
period 1994-01-01
DOSKOCIL COMPANIES INC
filed 1994-07-22
CIK 4960

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549



                              FORM 10-K/A
                            Amendment No. 2

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

          The projected taxable income before NOL's is expected to be significantly higher than the financial pre-tax income due to the non-deductible amortization of the intangible assets and the fact that the tax basis of the assets was not adjusted as a result of the reorganization. Accordingly, the Company expects to realize the net deferred tax asset from future operations, which contemplates annual increases in sales consistent with industry projections, and historical operating margins (after adjusting historical results of operations for the sale of the Company's slaughtering operations in 1993) but does not anticipate any material asset sales or other unusual transactions. As previously indicated, due to the non-deductible amortization of intangible assets, the annual effective tax rate in future years is expected to be significantly in excess of the statutory income tax rate.

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

          Historically, the Company's business has been seasonal. Such seasonality results in significantly different operating capital needs during the year to finance varying levels of inventory and accounts receivable. Such requirements are largest when sales are highest which usually occurs around a holiday period.
Additional requirements also occur prior to such seasonal sales peaks to finance a build up of inventory and for inventory hedging programs more fully described below.

          The Company's primary raw materials are fresh and frozen pork, poultry and beef. Severe price swings in such raw materials, and the resultant impact on the prices the Company charges for its products, at times had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low periods of the year and periodically entering into futures contracts. Such techniques are generally employed prior to an expected seasonal price increase to hedge the cost of raw materials for both firm and forecasted sales commitments that will occur during a seasonal sales peak. Historically, such techniques have been used to offset firm sales commitments and a portion of anticipated sales commitments during a seasonal sales peak.

          Such futures contracts described above are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost. The Company's fiscal year end is typically a seasonal low point in hedging activities and deferred losses for Fiscal 1993, Fiscal 1992 and the 1991 Combined Period were each less than $0.1 million.

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

     g. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets:
              Based on the allocation of reorganization value in conformity with the procedures specified by SOP 90-7, the portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Reorganization Value") and is amortized using the straight-line method over 20 years.

              The Company continually reevaluates the propriety of the carrying amount of the Reorganization Value and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives.
              At this time, the Company believes that no significant impairment of the Reorganization Value and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

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

                             DOSKOCIL COMPANIES INCORPORATED


                             By: (Bryant P. Bynum)
                                  Bryant P. Bynum
                                  Vice President, Finance,
                                  Corporate Planning and
                                  Treasurer

Dated: July 22, 1994


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