Form 10-Q/A
period 1994-04-02
DOSKOCIL COMPANIES INC
filed 1994-07-22
CIK 4960

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q/A
                            Amendment No. 1

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

Based upon a very preliminary assessment, the Company believes that the integration of the newly acquired operations may result in certain realignment and/or restructuring of its existing operations. In connection with such integration and realignment and/or restructuring of existing operations, the Company may incur certain restructuring charges and it may result in an impairment of the "Reorganization value in excess of amounts allocable to identifiable assets" and/or the goodwill related to the acquired operations. Because the Company is in the early stage of developing the plan of integration, it is not possible to quantify restructuring or impairment provision, if any, which may ultimately be required.

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

                                  DOSKOCIL COMPANIES INCORPORATED







Dated:  July 22, 1994              By:/s/ Bryant P. Bynum
                                     __________________________
                                     Bryant P. Bynum
                                     Vice President-Finance,
                                     Corporate Planning and
                                     Treasurer