Form 10-Q
period 1994-07-02
DOSKOCIL COMPANIES INC
filed 1994-08-12
CIK 4960

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 2, 1994
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

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

     On August 5, 1994, the number of shares outstanding of the registrant's common stock, $.01 par value, was 7,940,168.

                       DOSKOCIL COMPANIES INCORPORATED
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          July 2, 1994 (Unaudited) and
          January 1, 1994 . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Six
          Months Ended July 2, 1994 and
          July 3, 1993  . . . . . . . . . . . . . . . . . .   4-5

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Six Months Ended
          July 2, 1994 and July 3, 1993 . . . . . . . . . .    6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  7-10

          Report of Independent Accountants . . . . . . . .   11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 12-17


                         PART II.  OTHER INFORMATION

Item 5.  Other Information. . . . . . . . . . . . . . . . .   18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   18

          Signatures  . . . . . . . . . . . . . . . . . . .   19

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)

                                              July 2,      January 1,
                          ASSETS                1994          1994
                                             ________      __________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  6,842       $  6,203
  Receivables                                  38,448         36,283
  Inventories                                  69,194         39,984
  Other current assets                          5,703          2,101
                                             ________       ________
      Total current assets                    120,187         84,571

Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $25,462 and $20,046                       124,948         77,678
Intangible assets, net of accumulated
 amortization of $3,614 and $2,837             94,795         22,163
Deferred charges and other assets              45,813         44,907
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $13,557 and
 and $11,090                                   85,095         87,562
                                             ________       ________
                                             $470,838       $316,881
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $ 20,104       $  2,330
  Accounts payable                             17,223         10,357
  Accrued liabilities                          37,526         40,732
                                             ________       ________
    Total current liabilities                  74,853         53,419

Long-term debt                                262,062        127,906
Other long-term liabilities                    80,208         79,987
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
   shares authorized, 7,940,168 shares
   issued and outstanding (7,918,342
   shares at January 1, 1994)                      79             79
  Capital in excess of par value              112,465        112,315
  Retained earnings (deficit)                 (57,155)       (54,910)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
                                               53,814         55,909
  Unearned compensation                           (99)          (340)
                                             ________       ________
    Total stockholders' equity                 53,715         55,569
                                             ________       ________
                                             $470,838       $316,881
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)


                             Three Months Ended     Six Months Ended
                             ___________________   __________________
                              July 2,    July 3,   July 2,    July 3,
                               1994       1993      1994       1993
                              _______    _______   _______    _______
Net sales                    $166,702   $158,066  $322,925   $302,621
Cost of sales                 136,036    132,214   265,518    252,686
                             ________   ________  ________   ________
Gross profit                   30,666     25,852    57,407     49,935
Operating expenses:
  Selling                      18,717     14,108    34,831     28,429
  General and administrative    6,776      6,712    13,381     13,268
  Amortization of intangible
   assets                       1,698      1,546     3,244      3,092
                             ________   ________  ________   ________
    Total                      27,191     22,366    51,456     44,789
                             ________   ________  ________   ________
Operating income                3,475      3,486     5,951      5,146
Other income (expense):
  Interest and financing
   costs                       (4,483)    (3,270)   (8,062)    (6,287)
  Other, net                     (155)       324      (312)       189
                             ________   ________  ________   ________
    Total                      (4,638)    (2,946)   (8,374)    (6,098)
                             ________   ________  ________   ________
Income (loss) before
 income taxes                  (1,163)       540    (2,423)      (952)
Income tax benefit                382        507     1,164        469
                             ________   ________  ________   ________
Income (loss) before extra-
 ordinary item and cumulative
 effect of a change in
 accounting principle            (781)     1,047    (1,259)      (483)
Extraordinary loss on early
 extinguishment of debt, net
 of income tax benefit of
 $1,495                          (986)      -         (986)      -
Cumulative effect of a change
 in accounting for post-
 retirement benefits other
 than pensions                   -          -         -       (34,426)
                             ________   ________  ________   ________
Net income (loss)            $ (1,767)  $  1,047  $ (2,245)  $(34,909)
                             ========   ========  ========   ========

                                  Continued

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                             Three Months Ended     Six Months Ended
                             ___________________   __________________
                              July 2,    July 3,   July 2,    July 3,
                               1994       1993      1994       1993
                              _______    _______   _______    _______
Earnings (loss) per share-
 primary and fully diluted:
  Income (loss) before extra-
   ordinary item and
   cumulative effect of a
   change in accounting
   principle                  $(0.10)     $0.13    $(0.16)    $(0.07)
  Extraordinary loss on
   early extinguishment of
   debt, net of tax benefit    (0.12)       -       (0.12)       -
  Cumulative effect of a
   change in accounting for
   postretirement benefits
   other than pensions           -          -         -        (4.93)
                              ______      _____    ______     ______
  Net income (loss)           $(0.22)     $0.13    $(0.28)    $(5.00)
                              ======      =====    ======     ======
  Weighted average number
   of common and common
   equivalent shares
   outstanding -
     primary                   7,921      8,007     7,921      6,977
     fully diluted             7,921      8,016     7,921      6,977


The accompanying notes are an integral part of the condensed consolidated financial statements.

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)
                                                   Six Months Ended
                                                ____________________
                                                 July 2,     July 3,
                                                   1994        1993
                                                 _______     _______
Cash flows from operating activities:
  Net income (loss)                             $ (2,245)   $(34,909)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation and amortization                  9,327       7,783
    Income taxes                                  (1,475)       (544)
    Postretirement medical benefits                   27         667
    Deferred compensation                            493         530
    Loss on early extinguishment of debt, net
     of income taxes                                 986        -
    Cumulative effect of a change in accounting
     for postretirement benefits other
     than pensions                                  -         34,426
    Changes in:
      Receivables                                  6,936      (1,281)
      Inventories                                 (7,452)     (8,103)
      Other current assets                          (262)        389
      Deferred charges and other assets             (377)       (300)
      Accounts payable and accrued liabilities    (7,233)       (888)
      Noncurrent liabilities                         (36)         16
    Other                                              6          68
                                                ________    ________
 Net cash provided (used) by operating
  activities                                      (1,305)     (2,146)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (5,911)     (7,710)
  Acquisition of International Multifoods
   Foodservice Corp., net of cash acquired      (137,442)       -
  Payments received on notes receivable              205         353
  Proceeds from sale of facilities                   361         500
  Net cash used by assets held for sale             -         (6,548)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                    (142,787)    (13,405)
                                                ________    ________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                                141,280     106,343
  Borrowings under revolving working capital
   facility                                      118,500      48,599
  Payments on revolving working capital
   facility                                     (115,000)    (98,011)
  Proceeds from other debt obligations             2,155        -
  Payments on capital lease and debt
   obligations                                    (1,116)    (74,355)
  Issuance of common stock                          -         26,883
  Payment on early extinguishment of debt         (1,088)       -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                     144,731       9,459
                                                ________    ________
Increase (decrease) in cash and cash
 equivalents                                         639      (6,092)
Cash and cash equivalents at beginning of
 period                                            6,203       9,312
                                                ________    ________
Cash and cash equivalents at end of period      $  6,842    $  3,220
                                                ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

         DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  GENERAL

      The accompanying condensed consolidated financial statements include the accounts of Doskocil Companies Incorporated ("Doskocil") and all majority-owned subsidiaries (collectively, the "Company") and have been prepared without audit. The Balance Sheet at January 1, 1994, has been derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent accountants.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for entries to record the cumulative effect on years prior to January 3, 1993 of a change in accounting for postretirement benefits other than pensions) necessary for a fair presentation of the financial position as of July 2, 1994 and January 1, 1994, and the results of operations for the three months and six months ended July 2, 1994 and July 3, 1993 and cash flows for the six months ended July 2, 1994 and July 3, 1993. Results for the three months and six months ended July 2, 1994 are not necessarily indicative of the results which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended January 1, 1994.

NOTE 2  RECEIVABLES

      Included in receivables of $38.4 million is a note receivable from an officer due within one year without interest in the approximate amount of $0.2 million.

NOTE 3  INVENTORIES

      Inventories at July 2, 1994 and January 1, 1994 are summarized as follows (in thousands):
                                         July 2,     January 1,
                                           1994         1994
                                         _______     __________
          Raw materials and supplies     $22,658      $ 8,176
          Work in process                  4,953        6,254
          Finished goods                  41,583       25,554
                                         _______      _______
                                         $69,194      $39,984
                                         =======      =======


NOTE 4  ACQUISITION

      On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $135.8 million. The business, which has been renamed Doskocil Specialty Brands Company ("Specialty Brands"), operates as the fourth operating division of Doskocil. Specialty Brands manufactures frozen food products, including ethnic foods in the Mexican and Italian segments, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $63.7 million was recognized as an intangible asset and is being amortized over 40 years.

      The operating results of Specialty Brands are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of 1993. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993, or of the results which may occur in the future.
                                              Six Months Ended
                                            ____________________
                                             July 2,     July 3,
                                              1994        1993
                                            ________    ________
      Net sales                             $398,615    $388,509
      Operating income                      $  9,280    $ 10,755
      Income (loss) before extraordinary
       item and cumulative effect of a
       change in accounting principle       $ (1,069)   $    152
      Net income (loss)                     $ (2,055)   $(34,274)
      Earnings per share
         Primary and fully diluted          $   (.26)   $  (4.91)


NOTE 5  LONG-TERM DEBT

      On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million revolving credit loan (the "1994 Revolving Credit Loan") provided by a bank group. The proceeds of these transactions were net of $4.7 million of debt issuance costs. The 1994 Term Loan was used to finance the purchase of Specialty Brands including all fees and expenses associated with the acquisition, to repay amounts outstanding under the credit agreement dated April 28, 1993 (the "1993 Credit Agreement") and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit. The 1994 Term Loan and the 1994 Revolving Credit Loan rank senior to all existing indebtedness and are secured by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

      Borrowings under the 1994 Term Loan and the 1994 Revolving Credit Loan bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the agreement) plus 1 1/2% or (ii) the LIBOR Option Rate (as defined in the agreement) plus 2 1/2%. On July 2, 1994, the weighted average interest rate on the borrowings was 7.19%. Interest on the borrowings is payable periodically in arrears. Repayment of the 1994 Term Loan begins December 1994 with payments at six-month intervals through December 1999. The 1994 Revolving Credit Loan is due January 15, 2000. On July 2, 1994, the balance outstanding on the 1994 Revolving Credit Loan was $11.5 million.

      In connection with the repayment of the 1993 Credit
Agreement and termination of the above mentioned interest rate swap agreement, the Company incurred an extraordinary loss in the amount of $2.5 million before income tax benefit of $1.4 million.


NOTE 6  INCOME TAXES

      The provision (benefit) for income taxes consists of the following components (in thousands):

                             Three Months Ended   Six Months Ended
                             __________________   __________________
                             July 2,    July 3,   July 2,    July 3,
                              1994       1993      1994       1993
                              _____      _____    ______      _____
      Current:
         Federal              $  (6)     $(544)   $    11     $(544)
         State                  150         37        300        75
                              _____      _____    _______     _____
                              $ 144      $ 507    $   311     $(469)
                              =====      =====    =======     =====
      Deferred:
         Federal              $(295)     $ -      $(1,244)    $ -
         State                 (231)       -         (231)      -
                              _____      _____    _______     _____
                              $(526)     $ -      $(1,475)    $ -
                              =====      =====    =======     =====

The deferred benefit has been recognized in the first half of 1994 based on the Company's projected realization of the benefit in the current year. The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for fiscal 1994 in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Doskocil Companies Incorporated


      We have reviewed the condensed consolidated balance sheet of Doskocil Companies Incorporated and subsidiaries as of July 2, 1994, and the related condensed consolidated statements of operations for the three month and six month periods ended July 2, 1994, and July 3, 1993, and the condensed consolidated statementS of cash flows for the six month periods ended July 2, 1994 and July 3, 1993. These financial statements are the responsibility of the Company's management.

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



                                  COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
August 5, 1994

                       DOSKOCIL COMPANIES INCORPORATED

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Comparability of Periods. Due to the recent acquisition of Doskocil Specialty Brands Company ("Specialty Brands"), the financial statements for the three months and six months ended July 2, 1994, include approximately 4 weeks of operating results of the Specialty Brands division. Net sales, gross profit and operating income of the Company attributable to Specialty Brands for this 4 week period were $12.1 million, $3.1 million and $0.1 million, respectively.

Three Months ended July 2, 1994 compared with Three Months Ended July 3, 1993. The Company's net sales for the second quarter of 1994 increased $8.6 million, or 5.5%, over sales of $158.1 million for the same quarter of 1993. Net sales of $166.7 million for the second quarter of 1994 included improved performance in the Company's Foodservice and Deli divisions over the same period in 1993 and the addition of the Specialty Brands division. These overall increases were partially offset by decreased sales in the Retail division primarily due to a volume reduction of commodity type products.

      In the second quarter of 1994, gross profit increased $4.8 million, or 18.6%, to $30.7 million from $25.9 million for the second quarter of 1993. Of this total increase, $3.1 million relates to the addition of Specialty Brands and the remaining $1.7 million relates to improved product mix and production efficiencies in the Foodservice and Deli divisions, partially offset by higher than expected start up costs at the Company's new Forrest City, Arkansas facility.

      During the second quarter of 1994, the Company's selling expenses increased $4.6 million, or 32.7%, over the 1993 period's amount of $14.1 million as a result of the marketing costs associated with Specialty Brands of $2.4 million and increases in marketing, brokerage costs and sales incentives in the other divisions. During the 1994 period, general and administrative expenses increased $0.1 million from the 1993 amount of $6.7 million. Included in general and administrative expense in the second quarter of 1994 was a one time charge of $0.3 million for severance relating to the Company's cost reduction efforts. Amortization of intangible assets, which is a noncash element of operating expenses, increased approximately $0.2 million in the second quarter of 1994 over 1993 due to the Specialty Brands acquisition.



      Interest and financing costs for the second quarter of 1994 increased $1.2 million, or 37.1%, over the 1993 period's amount of $3.3 million. The increase is due primarily to increased interest costs of $0.8 million and increased amortization of debt issue costs of $0.1 million on additional bank debt. Long-term debt at July 2, 1994, was approximately $146.5 million higher than long-term debt at July 3, 1993. Amortization included in interest expense for the quarters ended July 2, 1994, and July 3, 1993, was $0.3 million and $0.1 million, respectfully.

      For the second quarter of 1994, the Company recorded an income tax benefit of $0.4 million as a result of a pretax loss of $1.2 million for the quarter. The Company expects that, due to the seasonal nature of its operations, income during the remainder of 1994 will be more than sufficient to realize the income tax benefit recorded as of the end of the second quarter.

      During the second quarter of 1994, the Company incurred an extraordinary loss on the early extinguishment of debt of $2.5 million. This extraordinary loss has been reported net of income tax benefit of $1.5 million. This loss related to the write off of remaining unamortized deferred loan costs and the termination of the related interest rate swap agreement.

Six Months ended July 2, 1994 compared with Six Months ended July 3, 1993. Net sales for the first half of 1994 increased 6.7% to $322.9 million compared to $302.6 million for the same period in the prior year. Sales volume and dollars increased in both the Foodservice and Deli divisions. These increases plus the addition of Specialty Brands sales were partially offset by decreases in sales volume and sales dollars in the Retail division during the same period.

      In the first half of 1994, gross profit increased $7.5 million, or 15.0%, to $57.4 million from $49.9 million in the first half of 1993. Of this total increase, $3.1 million relates to the addition of Specialty Brands and the remaining $4.4 million relates to improved product mix and production efficiencies in the Foodservice and Deli divisions, partially offset by higher than expected start up costs at the Company's new Forrest City, Arkansas facility.

      During the first half of 1994, the Company's selling expenses increased $6.4 million, or 22.5%, over the 1993 period's amount of $28.4 million. This increase is primarily a result of the selling expenses associated with Specialty Brands of $2.4 million and increases in marketing, brokerage costs and sales incentives in the other divisions. During the 1994 period, general and administrative expenses increased $0.1 million. Included in general and administrative expense in the first half of 1994 was a one time charge of $0.3 million for severance relating to the Company's cost reduction efforts. Amortization of intangible assets, which is a noncash element of operating expenses, was approximately $3.2 million in 1994 and $3.1 million in 1993. The $0.1 million increase is due to amortization relating to the Specialty Brands acquisition.

Liquidity and Capital Resources

      On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million revolving credit loan (the "1994 Revolving Credit Loan"). The proceeds of these transactions were net of $4.7 million of debt issuance costs. The 1994 Term Loan was used to finance the purchase of Specialty Brands including all fees and expenses associated with the acquisition, to repay amounts outstanding under the credit agreement dated April 28, 1993 (the "1993 Credit Agreement") and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit.
The 1994 Term Loan and the 1994 Revolving Credit Loan rank senior to all existing indebtedness and are secured by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

      Borrowings under the 1994 Term Loan and the 1994 Revolving Credit Loan bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the agreement) plus 1 1/2% or (ii) the LIBOR Option Rate (as defined in the agreement) plus 2 1/2%. On July 2, 1994, the weighted average interest rate on the borrowings was 7.19%. Interest on the borrowings is payable periodically in arrears. Repayment of the 1994 Term Loan begins December 1994 with payments at six-month intervals through December 1999. The 1994 Revolving Credit Loan is due January 15, 2000. At July 2, 1994, the balance outstanding on the 1994 Revolving Credit Loan was $11.5 million and $28.5 million was available for borrowing at that date.

      Management believes that cash flow from operations combined with the borrowing capacity available under the Company's 1994 Revolving Credit Loan will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future.

      On June 14, 1994, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 covering
5.6 million shares of common stock to be sold through a rights offering. Pursuant to the terms of the rights offering, the Company intends to issue rights to purchase additional shares of common stock to stockholders and warrantholders. The proceeds of the rights offering are expected to be used to repay indebtedness under the 1994 Revolving Credit Loan and the 1994 Term Loan. The proceeds of the rights offering may also be used for general corporate purposes.

      Joseph Littlejohn & Levy Fund, L.P. ("JLL"), which holds approximately 27% of the currently outstanding shares of common stock of the Company, has agreed that one of its affiliates will exercise JLL's pro rata share of rights and its oversubscription privilege to the extent necessary to assure that the Company receives gross proceeds of at least $30 million.

      Based upon a preliminary assessment, the Company believes that the integration of the newly acquired Specialty Brands operations may result in certain realignment and/or restructuring of its existing operations. In connection with such integration and realignment and/or restructuring of existing operations, the Company may incur certain restructuring charges that may result in an impairment of the "Reorganization value in excess of amounts allocable to identifiable assets" and/or the goodwill related to the acquired operations. Because the Company is in the early stage of developing the plan of integration, it is not possible to quantify a restructuring or impairment provision, if any, which may ultimately be required.

Cash Flows and Capital Expenditures

      The following table summarizes selected cash flow and capital expenditure data and has been prepared based on the historical financial statements of the Company.

                                                   Six Months Ended
                                                   _________________
                                                   July 2,   July 3,
                                                     1994      1993
                                                   _______   _______
      Cash Flow and Capital Expenditures Data (in thousands):
      Depreciation                                  $5,492    $4,547
      Amortization of intangibles                    3,244     3,092
      Amortization included in interest expense        591       144
      Capital expenditures                           5,911     7,710
      Net cash provided (used) by operating
       activities                                   (1,305)   (2,146)

      First half of 1994. On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation. The business, which has been renamed Doskocil Specialty Brands Company, operates as the fourth operating division of Doskocil. Acquisition costs of $137.4 million included net accounts receivable of $9.2 million, inventory of $21.7 million, other current assets of $0.4 million, intangible assets of $73.4 million and plant, property and equipment of $43.2 million. The Company also assumed liabilities of $10.5 million.


      For the first half of 1994, net cash used by operating activities was approximately $1.3 million. Decreases in cash resulted primarily from an increase during the period in inventory and decreases in accounts payable and accrued liabilities offset partially by a decrease in accounts receivable. The cash provided by the results of operations (net income) during the period, after adding back noncash items of depreciation and amortization, income taxes, post retirement medical benefits, deferred compensation and the loss on early extinguishment of debt, was $7.1 million. The remaining decrease in cash was due to an increase in other assets of $0.6 million.

      Cash expenditures for additions to property, plant and equipment were approximately $5.9 million during the first half of 1994. Of this total, approximately $2.6 million of these expenditures were primarily attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was from the receipt of escrowed funds related to construction in progress and increased borrowings first under the 1993 Credit Agreement and later the 1994 Revolving Credit Loan.

      First half of 1993. For the first half of 1993, net cash used by operating activities was approximately $2.1 million. Decreases in cash resulted primarily from increases during the period in net working capital employed, including increases both in receivables of $1.3 million and in inventories of $8.1 million. These decreases in cash were reduced by a decrease in other current assets of $0.4 million. The cash provided by the results of operations (net income) during the period, after adding back noncash items of depreciation and amortization, income taxes, postretirement medical benefits, deferred compensation and cumulative effect of a change in accounting, was $8.0 million.

      Cash expenditures for additions to property, plant and equipment were approximately $7.7 million during the first half of 1993. These expenditures were primarily attributable to (i) the construction of additional drying rooms at the Company's South Hutchinson, Kansas production facility to support growth of the Foodservice division, and (ii) the construction of a new production facility in Forrest City, Arkansas. In addition, the Company had expenditures of approximately $4.3 million for replacement of and modifications to existing systems and production lines.

      In March of 1993, the Company issued two million shares of common stock to JLL at $15 per share. In April of 1993, the Company issued the 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "Notes") and executed the 1993 Credit Agreement. The proceeds from these transactions (net of associated equity offering and debt issuance costs) were used to repay all amounts outstanding under the Amended and Restated Credit and Security Agreement dated as of October 31, 1991. The Company also made repayments during the first half of 1993 of $1.2 million on other long-term debt, including capital lease obligations. The Company increased net borrowings under its long-term financing facilities and the Notes by $10.7 million, net of debt issuance costs of $4.7 million, during the first half of 1993. The resulting net increase in cash from these financing activities totaled $9.5 million.

                         PART II.  OTHER INFORMATION


Item 5.  Other Information

      On August 1, 1994, the Company announced that R. Randolph Devening will join the Company as Chairman of the Board, President and Chief Executive Officer. On August 15, 1994, Mr. Devening will succeed John T. Hanes, who announced his retirement on October 29, 1993, but remained in office until the appointment of his successor.

      On June 14, 1994, the Company filed with the Securities and
Exchange Commission a registration statement on Form S-3 covering
5.6 million shares of common stock to be sold through a rights offering.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number                         Description

            11.1                         Calculation of Earnings
                                         per Share

            15.1                         Letter re: Unaudited
                                         Interim Financial
                                         Information

     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated May 25, 1994, of Doskocil Companies Incorporated was filed with the SEC on June 14, 1994, with respect to the Company consummating the acquisition of the stock of International Multifoods Foodservice Corp. under Item 2 (acquisition and disposition of assets), Item 5 (other events) and Item 7 (financial statements, pro forma financial information and exhibits).

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOSKOCIL COMPANIES INCORPORATED






Dated:  August 12, 1994           By:/s/ William L. Brady
                                     ________________________
                                    William L. Brady
                                    Vice President and
                                    Controller