Form 10-Q/A
period 1994-07-02
DOSKOCIL COMPANIES INC
filed 1994-08-18
CIK 4960

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

                                              Six Months Ended
                                            ____________________
                                             July 2,     July 3,
                                              1994        1993
                                            ________    ________
      Net sales                             $401,839    $392,118
      Operating income                      $ 10,202    $ 10,974
      Income (loss) before extraordinary
       item and cumulative effect of a
       change in accounting principle       $   (963)   $    228
      Net income (loss)                     $ (1,949)   $(34,198)
      Earnings per share
         Primary and fully diluted          $   (.25)   $  (4.90)


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

                                  DOSKOCIL COMPANIES INCORPORATED






Dated:  August 18, 1994           By:/s/ William L. Brady
                                     ________________________
                                    William L. Brady
                                    Vice President and
                                    Controller