Form 10-Q
period 1994-10-01
DOSKOCIL COMPANIES INC
filed 1994-11-14
CIK 4960

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 1, 1994
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

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

     On November 10, 1994, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,452,039.

                       DOSKOCIL COMPANIES INCORPORATED
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          October 1, 1994 (Unaudited) and
          January 1, 1994 . . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months and Nine
          Months Ended October 1, 1994 and
          October 2, 1993 . . . . . . . . . . . . . . . . .   4-5

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Nine Months Ended
          October 1, 1994 and October 2, 1993 . . . . . . .    6

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .  7-10

          Report of Independent Accountants . . . . . . . .   11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 12-18


                         PART II.  OTHER INFORMATION

Item 2.  Changes in Securities. . . . . . . . . . . . . . .   19

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   19

          Signatures  . . . . . . . . . . . . . . . . . . .   20

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                             October 1,    January 1,
                          ASSETS                1994          1994
                                            ___________    __________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $ 10,066       $  6,203
  Receivables                                  36,933         36,283
  Inventories                                  70,551         39,984
  Other current assets                          3,364          2,101
                                             ________       ________
    Total current assets                      120,914         84,571

Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $28,908 and $20,046                       123,511         77,678
Intangible assets, net of accumulated
 amortization of $4,422 and $2,837             93,987         22,163
Deferred charges and other assets              44,657         44,907
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $14,790 and
 and $11,090                                   83,862         87,562

                                             ________       ________
                                             $466,931       $316,881
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt
   (Note 5)                                  $  3,211       $  2,330
  Accounts payable                             16,266         10,357
  Accrued liabilities                          39,872         40,732
                                             ________       ________
    Total current liabilities                  59,349         53,419

Long-term debt (Note 5)                       278,072        127,906
Other long-term liabilities                    79,271         79,987
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
   shares authorized, 7,940,170 shares
   issued and outstanding (7,918,343
   shares at January 1, 1994)                      79             79
  Capital in excess of par value              112,465        112,315
  Retained earnings (deficit)                 (60,681)       (54,910)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
                                               50,288         55,909
  Unearned compensation                           (49)          (340)
                                             ________       ________
    Total stockholders' equity                 50,239         55,569
                                             ________       ________
                                             $466,931       $316,881
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)


                             Three Months Ended    Nine Months Ended
                             __________________    _________________
                              Oct. 1,    Oct. 2,   Oct. 1,    Oct. 2,
                               1994       1993      1994       1993
                             ________   ________  ________   ________
Net sales                    $205,355   $168,701  $528,280   $471,322
Cost of sales                 163,417    140,641   428,935    393,327
                             ________   ________  ________   ________
Gross profit                   41,938     28,060    99,345     77,995
Operating expenses:
  Selling                      26,284     14,659    61,115     43,088
  General and administrative    7,589      5,885    20,970     19,153
  Amortization of intangible
   assets                       2,041      1,545     5,285      4,637
                             ________   ________  ________   ________
    Total                      35,914     22,089    87,370     66,878
                             ________   ________  ________   ________
Operating income                6,024      5,971    11,975     11,117
Other income (expense):
  Interest and financing
   costs                       (6,284)    (3,669)  (14,346)    (9,956)
  Other, net                     (175)        61      (487)       250
                             ________   ________  ________   ________
    Total                      (6,459)    (3,608)  (14,833)    (9,706)
                             ________   ________  ________   ________
Income (loss) before
 income taxes                    (435)     2,363    (2,858)     1,411
Income tax (provision)
 (Note  6)                     (1,658)    (1,550)     (494)    (1,081)
                             ________   ________  ________   ________
Income (loss) before extra-
 ordinary item and cumulative
 effect of a change in
 accounting principle          (2,093)       813    (3,352)       330
Extraordinary loss on early
 extinguishment of debt, net
 of income tax benefit
 (Note 5)                      (1,433)      -       (2,419)      -
Cumulative effect of a change
 in accounting for post-
 retirement benefits other
 than pensions                   -          -         -       (34,426)
                             ________   ________  ________   ________
Net income (loss)            $ (3,526)  $    813  $ (5,771)  $(34,096)
                             ========   ========  ========   ========


                                  Continued

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                             Three Months Ended    Nine Months Ended
                             ___________________   _________________
                              Oct. 1,    Oct. 2,   Oct. 1,    Oct. 2,
                               1994       1993      1994       1993
                             ________    _______   _______   ________
Earnings (loss) per share-
 primary and fully diluted:
  Income (loss) before extra-
   ordinary item and
   cumulative effect of a
   change in accounting
   principle                  $(0.26)     $0.10    $(0.42)    $ 0.05
  Extraordinary loss on
   early extinguishment of
   debt, net of tax benefit    (0.18)       -       (0.31)       -
  Cumulative effect of a
   change in accounting for
   postretirement benefits
   other than pensions           -          -         -        (4.74)
                              ______      _____    ______     ______
  Net income (loss)           $(0.44)     $0.10    $(0.73)    $(4.69)
                              ======      =====    ======     ======
  Weighted average number
   of common and common
   equivalent shares
   outstanding -
     primary                   7,921      7,952     7,921      7,270
     fully diluted              -         7,961      -          -

The accompanying notes are an integral part of the condensed consolidated financial statements.

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)
                                                  Nine Months Ended
                                                ____________________
                                                  Oct. 1,    Oct. 2,
                                                   1994        1993
                                                _________   ________
Cash flows from operating activities:
  Net income (loss)                             $ (5,771)   $(34,096)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
    Depreciation and amortization                 15,331      11,870
    Income taxes                                    -            849
    Postretirement medical benefits                  600         937
    Deferred compensation                            565         445
    Loss on early extinguishment of debt, net
     of income taxes                               2,419        -
    Cumulative effect of a change in accounting
     for postretirement benefits other
     than pensions                                  -         34,426
    Changes in:
      Receivables                                  8,685        (292)
      Inventories                                 (8,809)    (12,079)
      Other current assets                          (876)        893
      Deferred charges and other assets             (158)       (300)
      Accounts payable and accrued liabilities    (6,956)     (2,869)
      Noncurrent liabilities                         (36)         16
    Other                                             12          82
                                                ________    ________
 Net cash provided (used) by operating
  activities                                       5,006        (118)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (8,380)    (13,491)
  Acquisition of International Multifoods
   Foodservice Corp., net of cash acquired      (137,442)       -
  Payments received on notes receivable              539         445
  Proceeds from sale of facilities                   430         500
  Net cash used by assets held for sale             -         (9,045)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                    (144,853)    (21,591)
                                                ________    ________
Cash flows from financing activities:
  Proceeds from debt obligations, net of
   issuance costs                                141,154     105,965
  Borrowings under revolving working capital
   facility                                      181,000      80,431
  Payments on revolving working capital
   facility                                     (177,500)   (121,011)
  Proceeds from other debt obligations             2,155        -
  Payments on capital lease and debt
   obligations                                    (2,011)    (75,548)
  Issuance of common stock                          -         26,883
  Payment on early extinguishment of debt         (1,088)       -
                                                ________    ________
 Net cash provided (used) by financing
  activities                                     143,710      16,720
                                                ________    ________
Increase (decrease) in cash and cash
 equivalents                                       3,863      (4,989)
Cash and cash equivalents at beginning of
 period                                            6,203       9,312
                                                ________    ________
Cash and cash equivalents at end of period      $ 10,066    $  4,323
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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature except for entries to record the cumulative effect on years prior to January 3, 1993 of a change in accounting for postretirement benefits other than pensions) necessary for a fair presentation of the financial position as of October 1, 1994 and January 1, 1994, and the results of operations for the three months and nine months ended October 1, 1994 and October 2, 1993 and cash flows for the nine months ended October 1, 1994 and October 2, 1993. Results for the three months and nine months ended October 1, 1994 are not necessarily indicative of the results which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended January 1, 1994.

NOTE 2  RECEIVABLES

      Included in receivables of $36.9 million is a note receivable from a former officer due within one year without interest in the approximate amount of $0.2 million.

NOTE 3  INVENTORIES

      Inventories at October 1, 1994 and January 1, 1994 are summarized as follows (in thousands):
                                         Oct. 1,     January 1,
                                           1994         1994
                                         _______      _______
          Raw materials and supplies     $22,464      $ 8,176
          Work in process                  5,154        6,254
          Finished goods                  42,933       25,554
                                         _______      _______
                                         $70,551      $39,984
                                         =======      =======


NOTE 4  ACQUISITION

      On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.4 million, including other costs of the acquisition. The business, which has been renamed Doskocil Specialty Brands Company ("Specialty Brands"), operates as the fourth operating division of Doskocil. Specialty Brands manufactures frozen food products, including ethnic foods in the Mexican and Italian segments, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $63.7 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

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
                                             Nine Months Ended
                                            ____________________
                                             Oct. 1,     Oct. 2,
                                              1994        1993
                                            ________    ________
      Net sales                             $607,194    $607,597
      Operating income                      $ 16,226    $ 19,435
      Income (loss) before extraordinary
       item and cumulative effect of a
       change in accounting principle       $ (3,056)   $  1,556
      Net income (loss)                     $ (5,475)   $(32,870)
      Earnings (loss) per share -
       primary and fully diluted:
        Income (loss) before extraordinary
         item and cumulative effect of a
         change in accounting principle     $  (0.39)   $   0.21
        Net income (loss)                   $  (0.69)   $  (4.52)

NOTE 5  LONG-TERM DEBT

      On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million revolving credit loan (the "1994 Revolving Credit Loan") provided by a bank group. The proceeds of these transactions were net of $4.8 million of debt issuance costs. The 1994 Term Loan was used to finance the purchase of Specialty Brands including all fees and expenses associated with the acquisition, to repay amounts outstanding under the credit agreement dated April 28, 1993 (the "1993 Credit Agreement") and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit. The 1994 Term Loan and the 1994 Revolving Credit Loan rank senior to all existing indebtedness and are collateralized by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

      Borrowings under the 1994 Term Loan and the 1994 Revolving Credit Loan bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the agreement) plus 1 1/2% or (ii) the LIBOR Option Rate (as defined in the agreement) plus 2 1/2%. On October 1, 1994, the weighted average interest rate on the borrowings was 7.65%. Interest on the borrowings is payable periodically in arrears. Repayment of the 1994 Term Loan was scheduled to begin December 1994 with payments at six-month intervals through December 1999. As discussed in Note 7, Subsequent Events, the Company used $35.0 million of the proceeds from the sale of common stock to reduce its outstanding borrowings under its Term Loan. Accordingly, current maturities of long-term debt of $17.0 million have been reclassified to long-term as of October 1, 1994. As a result of this prepayment, no payments will be required under the Term Loan prior to June 1996. The 1994 Revolving Credit Loan is due January 15, 2000. On October 1, 1994, the balance outstanding on the 1994 Revolving Credit Loan was $11.5 million.

      In connection with the extinguishment of the 1993 Credit Agreement and termination of the above mentioned interest rate swap agreement, the Company incurred an extraordinary loss in the amount of $2.5 million before income tax benefit of $0.1 million.


NOTE 6  INCOME TAXES

      The provision for income taxes consists of the following
components (in thousands):
                             Three Months Ended   Nine Months Ended
                             __________________   __________________
                             Oct. 1,    Oct. 2,   Oct. 1,    Oct. 2,
                              1994       1993      1994       1993
                             _______    _______   _______    _______
      Current:
         Federal              $   33     $1,428    $  44     $  884
         State                   150        122      450        197
                              ______     ______    _____     ______
                              $  183     $1,550    $ 494     $1,081
                              ======     ======    =====     ======
      Deferred:
         Federal              $1,244     $ -       $ -       $ -
         State                   231       -         -         -
                              ______     ______    _____     ______
                              $1,475     $ -       $ -       $ -
                              ======     ======    =====     ======

The deferred tax benefits recognized in the first half of 1994, which were based on the Company's projected realization of the benefit in the current year, have been reversed in the third quarter of 1994 as current projections indicate that the benefits will not currently be realized. The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes for fiscal 1994 in the deferred tax assets and related valuation allowance and the deferred tax liabilities.


NOTE 7  SUBSEQUENT EVENT

      On October 25, 1994, the Company announced the completion of a stock rights offering. The rights offering provided current shareholders the ability to purchase 0.68 shares for each share currently owned. The offering also provided an over-subscription privilege for those who exercised more rights. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $39.8 million. The Company used $35.0 million of the proceeds to reduce bank debt.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Doskocil Companies Incorporated


      We have reviewed the condensed consolidated balance sheet of Doskocil Companies Incorporated and subsidiaries as of October 1, 1994, and the related condensed consolidated statements of operations for the three month and nine month periods ended October 1, 1994, and October 2, 1993, and the condensed consolidated statements of cash flows for the nine month periods ended October 1, 1994 and October 2, 1993. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
November 2, 1994

                       DOSKOCIL COMPANIES INCORPORATED

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Comparability of Periods. Due to the recent acquisition of Doskocil Specialty Brands Company ("Specialty Brands"), the financial statements for the three months and nine months ended October 1, 1994, include approximately 13 and 17 weeks, respectively, of operating results of the Specialty Brands Division. Net sales, gross profit and operating income of the Company attributable to Specialty Brands for this 17 week period were $60.6 million, $17.5 million and $3.8 million, respectively, of which $48.5 million, $14.4 million and $3.7 million, respectively, relate to third quarter 1994 operations.

Three Months ended October 1, 1994 compared with Three Months Ended October 2, 1993. The Company's net sales for the third quarter of 1994 increased $36.7 million, or 21.7%, over sales of $168.7 million for the same quarter of 1993. Net sales of $205.4 million for the third quarter of 1994 includes sales volume increases in both the Food Service and the Deli Divisions and the addition of the Specialty Brands Division. These increases were partially offset by decreases in raw material cost which resulted in decreases in sales dollars per pound and decreased volume in the Retail Division. Retail Division volume declined due to the elimination of commodity type products and as a result of the recall of certain products.

      In the third quarter of 1994, gross profit increased $13.9 million, or 49.5%, to $41.9 million from $28.0 million for the third quarter of 1993. Of this total increase, $14.4 million relates to the addition of Specialty Brands. Increases were also provided by improved product mix and production efficiencies and increased sales in the Food Service and Deli Divisions. The offsetting decline reflects the negative impact of the product recall and production inefficiencies at the Company's new Forrest City, Arkansas facility.

      During the third quarter of 1994, the Company's selling expenses increased $11.6 million, or 79.3%, over the 1993 period amount of $14.7 million as a result of the marketing costs associated with Specialty Brands of $9.2 million and increases in marketing and brokerage costs in the other divisions, primarily the Retail Division. Retail Division marketing efforts were intensified in an effort to mitigate sales volume decreases.

      During the 1994 period, general and administrative expenses increased $1.7 million from the 1993 amount of $5.9 million. Of this increase, $1.2 million relates to the general and administrative costs associated with Specialty Brands.

      Amortization of intangible assets, which is a noncash element of operating expenses, increased approximately $0.5 million in the third quarter of 1994 over 1993 due to the Specialty Brands acquisition.

      Interest and financing costs for the third quarter of 1994 increased $2.6 million, or 71.3%, over the 1993 period's amount of $3.7 million. The increase is due to increased interest costs of $2.4 million and increased amortization of debt issue costs of $0.2 million on additional bank debt. Long-term debt at October 1, 1994, was approximately $131.4 million higher than long-term debt at October 2, 1993. Amortization included in interest expense for the quarters ended October 1, 1994, and October 2, 1993, was $0.5 million and $0.3 million, respectfully.

      For the third quarter of 1994, the Company recorded an income tax expense of $1.7 million to reverse previously recorded benefits that the Company has determined will not be utilized in the current year based on current levels of operation.

      During 1994, the Company incurred an extraordinary loss on the early extinguishment of debt of $2.5 million. This loss related to the write off of remaining unamortized deferred loan costs and the termination of the related interest rate swap agreement. This extraordinary loss had been reported net of income tax benefit of $1.5 million. Of the income tax benefit of $1.5 million recorded in the second quarter, $1.4 million has been reversed in the third quarter as it has been determined that the majority of the benefit will not be realized in the current year.

Nine Months ended October 1, 1994 compared with Nine Months ended October 2, 1993. Net sales for the first nine months of 1994 increased 12.1% to $528.3 million compared to $471.3 million for the same period in the prior year. Sales volume and dollars increased in both the Food Service and Deli Divisions. These increases plus the addition of Specialty Brands sales were partially offset by decreases in sales dollars in the Retail Division due to decreased raw material costs per pound and decreased volume in the Retail Division due to the elimination of commodity type products and as a result of the recall of certain products.

      In the first nine months of 1994, gross profit increased $21.3 million, or 27.4%, to $99.3 million from $78.0 million in the first nine months of 1993. Of this total increase, $17.5 million relates to the addition of Specialty Brands. The remaining $3.8 million relates to improved product mix and production efficiencies and increased sales in the Food Service and Deli Divisions, partially offset by the negative impact of the product recall and production inefficiencies at the Company's new Forrest City, Arkansas facility.

      During the first nine months of 1994, the Company's selling expenses increased $18.0 million, or 41.8%, over the 1993 period's amount of $43.1 million. This increase is primarily a result of the selling expenses associated with Specialty Brands of $11.5 million and increases in marketing, brokerage costs and sales incentives in the other divisions, particularly Retail. Retail Division marketing efforts were intensified in an effort to mitigate sales volume decreases.

      During the 1994 period, general and administrative expenses increased $1.8 million. Included in general and administrative expense was $1.6 million in expenses relating to the addition of Specialty Brands and a one time charge of $0.3 million for severance relating to the Company's cost reduction efforts.

      Amortization of intangible assets, which is a noncash element of operating expenses, was approximately $5.3 million in 1994 and $4.6 million in 1993. The $0.7 million increase is due to amortization relating to the Specialty Brands acquisition.

      Interest and financing costs for the first nine months of 1994 increased $4.4 million, or 44.1%, over the comparable period in 1993. The increase is due to increased interest costs of $3.7 million and increased amortization of debt issue costs of $0.7 million. Both increases are factors of increased long-term debt in 1994.

      Income tax expense for the nine months ended October 1, 1994, of $0.5 million is $0.6 million, or 54.3%, less than the same period in 1993. The decrease is representative of the different effective tax rates of each period based on the reported earnings of that period.

Liquidity and Capital Resources

      On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million revolving credit loan (the "1994 Revolving Credit Loan"). The proceeds of these transactions were net of $4.8 million of debt issuance costs. The 1994 Term Loan was used to finance the purchase of Specialty Brands including all fees and expenses associated with the acquisition, to repay amounts outstanding under the credit agreement dated April 28, 1993 (the "1993 Credit Agreement") and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit. The 1994 Term Loan and the 1994 Revolving Credit Loan rank senior to all existing indebtedness and are secured by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

      Borrowings under the 1994 Term Loan and the 1994 Revolving Credit Loan bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the agreement) plus 1 1/2% or (ii) the LIBOR Option Rate (as defined in the agreement) plus 2 1/2%. On October 1, 1994, the weighted average interest rate on the borrowings was 7.65%. Interest on the borrowings is payable periodically in arrears. Repayment of the 1994 Term Loan was scheduled to begin December 1994 with payments at six-month intervals through December 1999. As a result of the bank debt reduction discussed below, no payments will be required under the Term Loan prior to June 1996. The 1994 Revolving Credit Loan is due January 15, 2000. At October 1, 1994, the balance outstanding on the 1994 Revolving Credit Loan was $11.5 million and $28.5 million was available for borrowing at that date.

      Management believes that cash flow from operations combined with the borrowing capacity available under the Company's 1994 Revolving Credit Loan and the completion of the stock rights offering discussed below will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future.

      On October 25, 1994, the Company announced completion of a stock rights offering. The rights offering provided current shareholders the ability to purchase 0.68 shares for each share currently owned. The offering also provided an over-subscription privilege for those who exercised more rights. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $39.8 million. The Company used $35.0 million of the proceeds to reduce bank debt.

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

      The Company's primary raw materials are fresh and frozen pork, poultry and beef. Severe price swings in such raw materials, and the resultant impact on the price the Company charges for its products at times had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low periods of the year and periodically entering into futures contracts. Such techniques are generally employed prior to an expected seasonal price increase to hedge the cost of raw materials for both firm and forecasted sales commitments that will occur during a seasonal sales peak. Historically, such techniques have been used to offset firm sales commitments and a portion of anticipated sales commitments during seasonal sales peaks.

      The futures contracts described above are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost. The end of the Company's third quarter is typically a seasonal high point in hedging activities and net deferred losses at October 1, 1994, were $0.6 million. Net deferred gains at October 2, 1993, were less than $0.1 million.

      Based upon a preliminary assessment, the Company believes that the integration of the newly acquired Specialty Brands operations may result in certain realignment and/or restructuring of its existing operations. In connection with such integration and realignment and/or restructuring of existing operations, the Company may incur certain restructuring charges that may result in an impairment of the "Reorganization value in excess of amounts allocable to identifiable assets" and/or the goodwill related to the acquired operations. Because the Company is in the process of developing the plan of integration, it is not possible to quantify a restructuring or impairment provision, if any, which may ultimately be required.


Cash Flows and Capital Expenditures

      The following table summarizes selected cash flow and capital expenditure data and has been prepared based on the historical financial statements of the Company.

                                         Three Months Ended   Nine Months Ended
                                         __________________   _________________
                                         Oct. 1,    Oct. 2,   Oct. 1,   Oct. 2,
                                           1994      1993      1994      1993
                                         _______    _______   _______   _______
Cash Flow and Capital Expenditures Data (in thousands):
Depreciation                              $3,453     $2,287    $8,945    $6,834
Amortization of intangibles                2,041      1,545     5,285     4,637
Amortization included in interest expense    510        255     1,101       399
Capital expenditures                       2,469      5,781     8,380    13,491
Net cash provided (used) by operating
 activities                                6,311      2,028     5,006      (118)

      First nine months of 1994. On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation. The business, which has been renamed Doskocil Specialty Brands Company, operates as the fourth operating division of Doskocil. Acquisition costs of $137.4 million included net accounts receivable of $9.2 million, inventory of $21.7 million, other current assets of $0.4 million, intangible assets of $73.4 million and plant, property and equipment of $43.2 million. The Company also assumed liabilities of $10.5 million.

      For the first nine months of 1994, net cash provided by operating activities was approximately $5.0 million. The cash provided by the results of operations (net income) during the period, after adding back noncash items of depreciation and amortization, post retirement medical benefits, deferred compensation and the extraordinary loss on early extinguishment of debt, was $13.1 million. Decreases in cash resulted primarily from an increase during the period in inventory and other assets and decreases in accounts payable and accrued liabilities offset partially by a decrease in accounts receivable.

      Cash expenditures for additions to property, plant and equipment were approximately $8.4 million during the first nine months of 1994. Of this total, approximately $3.0 million of these expenditures were primarily attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash generated from operations, the receipt of escrowed funds related to construction in progress and increased borrowings under first the 1993 Credit Agreement and later the 1994 Revolving Credit Loan.

      First Nine Months of 1993. For the first nine months of 1993, net cash used by operating activities was approximately $0.1 million. Decreases in cash resulted primarily from increases during the period in net working capital employed, including an increase in receivables and inventories of $12.4 million and decreases in accounts payable and accrued liabilities of $2.9 million. These decreases were partially offset by cash provided by operations of $14.4 million (after adding back noncash items of depreciation and amortization, income taxes, post-retirement medical benefits, deferred compensation and the provision for postretirement benefits other than pensions) and decreases in other assets, $0.6 million.

      Expenditures for additions to property, plant and equipment were approximately $13.5 million during the first nine months of 1993. These expenditures were primarily attributable to (i) the construction of a new production facility in Forrest City, Arkansas and (ii) the construction of additional drying rooms at the Company's South Hutchinson production facility to support growth of the Food Service Division. In addition, expenditures of approximately $4.5 million were for replacement of and modifications to existing systems and production lines.

      In 1993, certain of the Company's operations were accounted for as Assets Held for Sale. The net cash flows relating to these Assets Held for Sale consisted primarily of the cash payments required to fund the results of operations and interest payments made during the period for such operations.

      In March of 1993, the Company issued two million shares of common stock to JLL at $15 per share. In April of 1993, the Company issued the 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "Notes") and executed the 1993 Credit Agreement. The proceeds from these transactions (net of associated equity offering and debt issuance costs) were used to repay all amounts outstanding under the 1991 Credit Agreement. As a result, the Company decreased net borrowings under its long-term financing facilities and the Notes by $8.1 million, after debt issuance costs of $5.5 million, during the first nine months of 1993. The Company also made repayments during the first nine months of 1993 of $2.1 million on other long-term debt, including capital lease obligations. The resulting net increase in cash from these financing activities totaled $16.7 million.

                         PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

      On October 25, 1994, the Company announced that it had completed a rights offering in which it issued an additional 4,511,867 shares of common stock, $0.01 par value, upon exercise of that number of rights. The Company issued 0.68 transferable rights per share of common stock entitling the shareholders to purchase one share of common stock per right at an exercise price of $9.00 per share with a record date of September 19, 1994 and an expiration date of October 19, 1994. Of the net proceeds of $39.8 million, $35.0 million were used to reduce bank debt.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number                    Description

            11.1                        Calculation of Earnings
                                        per Share

            15.1                        Letter re: Unaudited
                                        Interim Financial
                                        Information

     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated August 15, 1994, of Doskocil Companies Incorporated was filed with the SEC on August 17, 1994, with respect to the employment of R. Randolph Devening, as Chairman of the Board and Chief Executive Officer of the Company, under Item 5 (other events).

         Current Report on Form 8-K, dated June 1, 1994, of Doskocil Companies Incorporated was filed with the SEC on August 18, 1994, with respect to the Company's consummation of the acquisition of the stock of International Multifoods Foodservice Corp. under Item 7 (financial statements, pro forma financial information and exhibits).

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOSKOCIL COMPANIES INCORPORATED






Dated:  November 14, 1994         By:/s/ William L. Brady
                                     William L. Brady
                                    Vice President and Controller