Form 10-K
period 1994-12-31
DOSKOCIL COMPANIES INC
filed 1995-03-07
CIK 4960

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K



___X__  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1994.
 _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________
                    Commission file number 0-7803

  D O S K O C I L    C O M P A N I E S    I N C O R P O R A T E D
         (Exact name of registrant as specified in its charter)

               Delaware                     13-2535513
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)       Identification No.)

2601 Northwest Expressway, Oklahoma City, Oklahoma       73112
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (405)879-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                           Name of Each Exchange
         Title of Each Class                on Which Registered
         ___________________                _____________________
    Common Stock, par value $.01           Nasdaq National Market

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES__X__   NO ____

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              As of March 2, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $49,746,210.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES__X__  NO____

              On March 2, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,433,724 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:  The Proxy
Statement for the Annual Meeting of Stockholders is incorporated herein by reference into Part III of this Form 10-K.

                 DOSKOCIL COMPANIES INCORPORATED
                     _________________________

                        TABLE OF CONTENTS

                            FORM 10-K

                                                             Page
                              PART I

Item 1.  Business ..........................................   1

Item 2.  Properties ........................................   8

Item 3.  Legal Proceedings .................................  10

Item 4.  Submission of Matters to a Vote of Security Holders  11


                              PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.............................     11

Item 6.  Selected Financial Data ...........................  12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............  14

Item 8.  Financial Statements and Supplementary Data .......  23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ...............  24


                            PART III

Item 10. Directors and Executive Officers of the
         Registrant ........................................  24

Item 11. Executive Compensation ............................  24

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ....................................  24

Item 13. Certain Relationships and Related Transactions ....  24


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ...............................  25

                                   PART I


Item 1.   BUSINESS

     General Development of Business

          The registrant, Doskocil Companies Incorporated, is a Delaware corporation incorporated in 1964. Subject to approval at its 1995 Annual Meeting of Stockholders, the registrant will change its corporate name to Foodbrands America, Inc. The registrant is referred to herein as "Foodbrands America" and, collectively with its direct and indirect subsidiaries, as the "Company".

          The Company is a major producer and marketer of competitively differentiated perishable food products. The Company's branded and processed food products include pepperoni and precooked pizza toppings, appetizers, Mexican and Italian foods, boneless hams, frankfurters, sausage, bacon and other branded and processed products which are marketed principally in the United States under proprietary brand names that include Wilson Foods, Wilson, Corn King, Wilson's Continental Deli, Wilson Foodservice, Doskocil, Doskocil Foods, Jefferson Meats, Fred's, Rotanelli's, Posada and Butcher Boy. The Company sells its products to foodservice distributors, warehouse clubs, restaurant chains, grocery chains and their delicatessens, food processors and other institutional customers.

          On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including other costs of the acquisition. The business has been renamed Doskocil Specialty
Brands Company (the "Specialty Brands Division").

     Narrative Description of Business

          Business Strategy. Foodbrands America's objective is to increase revenue and earnings through internal means and appropriate acquisitions so as to continue to improve the level and consistency of profitability in a manner that enhances shareholder value. The key elements of the Company's strategy include: (i) manage product quality and consistency to meet customer expectations and needs; (ii) expand market share in the growing foodservice and deli markets capitalizing on niche marketing opportunities; (iii) provide industry superior customer service; and (iv) introduce new products and make appropriate acquisitions that promote continued growth. Implementation of these strategies will focus the Company's business on higher growth and higher margin food segments, thereby transforming the Company from a meat processor to a broad-based food company.

          This strategic change is evidenced by, among other things, the acquisition by the Company of the Specialty Brands
Division in June 1994.

          Operational Divisions. The Company's operations are separated into four divisions: (i) the Food Service Division, which produces and markets processed meat products and pizza toppings to restaurant chains, hospitals, school systems, warehouse clubs and others; (ii) the Specialty Brands Division, which produces and markets frozen food products, including ethnic foods in the Mexican and Italian segments, as well as appetizers, entrees and portioned meats primarily to the foodservice industry; (iii) the Deli Division, which produces and markets processed products to grocery store service delicatessens; and
(iv) the Retail Division, which produces and markets processed meat products principally to grocery stores for sale in their refrigerated meat cases.

          Food Service Division. The Food Service Division markets products through a broker network and direct sales force to customers who remarket the Company's products for "away-from-home" food preparation. The Company's brokered sales force markets to traditional restaurants and regional restaurant chains, and other foodservice customers, such as hospitals, hotels, school systems and similar establishments. It also sells directly to foodservice chain distributors (such as Kraft, Inc. and Sysco Corporation), buying group associations (such as ComSource) and smaller customers. The direct sales force markets to customers with centralized purchasing that buy in large quantities for a number of locations. These include large national and regional restaurant operators (such as Domino's Pizza, Inc.), warehouse clubs (such as Sam's Club) and large food processors (such as Tombstone Pizza Corporation and Tony's Pizza).

          Specialty Brands Division. The Specialty Brands Division markets products through four market segments.
Specialty Brands' brokered sales force sells to major foodservice distributors (such as Kraft, Inc. and Sysco Corporation), to buying group associations (such as Emco) and to smaller distributors. These distributors resell products to such foodservice customers as traditional restaurants, hospitals, hotels and school systems. Consumer products are sold primarily through food brokers to grocery stores, warehouse clubs and military stores. Products are sold through an inhouse sales force to such vending operators and convenience store customers as VSA, McLane's and NCS. Major national and regional restaurant chains (such as Denny's and Shoney's) and foodservice management firms (such as ARA, Daka and Marriott) purchase products through the division's direct sales force and brokers.

          Deli Division. The Deli Division markets products primarily to the in-store service delicatessens located in many supermarkets. The Deli Division primarily utilizes a food broker network to market the Company's products directly to its deli customers. Although many customers of the Company's retail and deli products are similar, the buying processes differ significantly. The Deli Division's customer base consists of national grocery chains (such as Albertson's, Inc.), national and regional wholesale warehouse groups (such as Super Valu Stores, Inc., Fleming Companies, Inc. and Associated Wholesale Inc.), regional grocery chains (such as Hy-Vee Food Stores, Inc.) and independent distributors to grocery stores (such as CCS Distributors, Inc.).

          Retail Division. The Retail Division markets products to grocery stores for sale in their refrigerated meat cases through food broker networks or direct sales personnel, depending upon the characteristics of each geographic marketing area. The Retail Division distributes the Company's products to a wide range of retail customers that includes grocery wholesalers (such as Fleming Companies, Inc., and Super Valu Stores, Inc.), regional grocery store chains (such as Safeway Stores, Inc., Von's Grocery Co. and Hy-Vee Food Stores, Inc.), national grocery store chains (such as Kroger Co. and Albertson's, Inc.), distributors (such as Interstate Meats, Inc. and CCS Distributors, Inc.), and warehouse clubs (such as Sam's Club).

          Products. The Company's principal products are processed food products. Processing techniques utilized by the Company to add value to its products include formulation, fabrication, breading and battering, blending, frying, smoking, curing, cooking and packaging.

          The Company markets and distributes much of its product as an integrated line, offering products at several price points as well as providing "one-stop-shopping" for its customers. Many of the Company's large competitors own a portfolio of separate brands but market and distribute each brand as an independent product line.

          The Company's products are developed for sale to niche markets in which the Company sees growth opportunities. Company product lines include frozen food products for the foodservice industry, pizza toppings known for quality and consistency, top rated products for the expanding deli market and a line of retail meat products, primarily pork related. Management believes the Company is one of the market leaders in sales to the foodservice industry of frozen pasta, appetizers and pizza toppings, as well as sales to convenience stores of burritos. For several years, the Company also has been a market leader in sales of retail boneless hams.

          The Company is innovative in the development and production of its major product lines. The Company was the first commercial producer of precooked pizza toppings and introduced one of the first boneless hams. The Company's dedication to quality, consistency and value, as well as its desire to work directly with its customers to meet their unique needs, has led the industry to recognize this commitment.

          Marketing. The Company utilizes a broad range of techniques to market its products to customers and the ultimate consumer depending upon the market and the position of products within that market. The Company uses four major types of marketing programs to create consumer awareness, stimulate trial purchases and build brand loyalty. These programs include: (i) trade promotions, such as retailer advertising tie-ins, merchandising contests and in-store displays; (ii) trade advertising, such as advertising and publicity in trade magazines and attendance at food shows and conventions; (iii) consumer promotions, such as gift premiums and cents-off coupons; and (iv) consumer advertising through magazine and newspaper ads and television commercials.

          Distribution System. The Company operates a centralized distribution system that services all four divisions. The majority of the Company's products are handled through its distribution/customer service center, which is located in Edwardsville, Kansas. From the distribution center, orders can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The Company also can combine the orders of many smaller customers in the same geographic region. Management believes this distribution system allows the Company to provide superior service to its customers by reducing the time between the placement of customer orders and their delivery and by lowering customer shipping costs through eliminating higher-cost fragmented deliveries and allowing for "one stop shopping" of the Company's broad product mix.

          Government Regulation. The Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies, the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA") and the Occupational Safety and Health Administration ("OSHA"). All of the Company's food processing plants are inspected by the USDA or the FDA. The USDA-inspected plants are required to have inspectors present during some or all of their operations. The Company's trucking operations also are subject to regulation by the Interstate Commerce Commission and are subject to various laws and regulations relating to intrastate and interstate trucking. Management believes that the Company is currently in compliance in all material respects with all applicable health, environmental and other laws and regulations and management does not believe that the costs of continued compliance with existing laws and regulations or of any other environmental liabilities, will have a material adverse effect on the Company's financial condition.

          Seasonality. Historically, the Company's retail and deli business has been seasonal. Sales of deli products generally are at their lowest during the first quarter of the year. Sales of deli products increase during the second and third quarters. Sales of hams generally peak during the Thanksgiving, Christmas and Easter holidays, while sales of sausage products are highest during the summer months. Sales of Food Service and Specialty Brands Divisions' products do not fluctuate significantly due to seasonality. Net sales of Company products historically have been higher in the fourth quarter than in any other quarter of the year.

          Employees. At December 31, 1994 the Company employed approximately 3,538 persons, approximately 50% of whom are covered by collective bargaining agreements. The Company reached agreement on three labor agreements in 1994 covering approximately one-half of the employees covered by collective
bargaining agreements.   Other contracts extend through various
dates in 1995 and 1996 for the remaining employees covered by collective bargaining agreements. Substantially all of the Company's employees covered by collective bargaining agreements are members of the United Food and Commercial Workers Union (the "UFCW"). New union contracts were approved in Cherokee, Iowa, Concordia, Missouri and Shreveport, Louisiana.

          Intellectual Property. The Company owns or has the right to use more than 130 trademarks and 5 patents. Management believes that the Company's trademarks are a significant market advantage to the Company because of their name recognition in the markets the Company serves. Most of the Company's trademarks are registered. The Company produces a number of products which are marketed under numerous Company-owned registered and unregistered trademarks, symbols, emblems, logos and designs, including the following trademarks: "Butcher Boy," "Continental Deli Lite," "Corn King," "Doskocil," "Fred's," "Jefferson Meats," "Just for Us," "Little Juan," "Marquez," "Masterpiece," "Mr. Nuccio," "Pizza Topper," "Pizzano," "Poco Posada," "Posada," "Rotanelli's," "Wilson," "Wilson's Certified," "Wilson's Continental Deli," "Wilson Foods" and "Wilson Foodservice".
All of the foregoing are of material importance to the Company's business. In addition, certain products are prepared according to customer specifications and packaged under customer trademarks and labels.

          Raw Materials. The Company's primary raw materials are meat, cheese and vegetables. These raw materials are obtained from external sources. Other processing materials, such as seasonings, smoking and curing agents, sausage casings and packaging materials, are purchased from a number of readily-available sources. Severe price swings in such raw materials, and the resultant impact on the prices the Company charges for its products and the margins it receives, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low periods of the year, negotiating minimum purchase commitments at set prices and entering into futures contracts.

          Customers. The Company has a diverse customer base located principally in the United States. Customers include foodservice distributors, quick service restaurants, grocery wholesalers, warehouse clubs, buying cooperatives, retail grocery chains, convenience stores and institutions. No single customer represented 10% or more of the Company's net sales in fiscal 1994.

          Competition. The processed foods industry is highly competitive with numerous companies of varying sizes.
Competition is encountered both in the procurement of raw materials and in the sale of products. The Company's products also compete with a large number of other food sources. Management believes that the principal competitive factors in the industry are price, product quality, service and brand loyalty. Some of the Company's competitors are considerably larger, more diversified and have correspondingly greater financial and other resources.

     Financial Information About Industry Segments

          The Company is presently operating in one segment, the processing and marketing of food products.


Item 2.  PROPERTIES

          The following table sets forth the location,
approximate size and description, and ownership status of each of the Company's facilities.
                                                         Owned/
Location           Approximate Size and Description       Leased
________           ________________________________       _______

Arkansas:
 Forrest City      65,000 square feet production          Owned
                   facility on 11.32 acres

California:
 Rialto            80,400 square feet distribution        Owned
                   and warehouse facility on 6.0
                   acres

 Riverside         134,300 square feet production         Owned
                   and office facility on 7.3 acres

Indiana:
 Noblesville<F1>   93,000 square feet production          Owned/
                   facility on 5.2 acres                  Leased

Iowa:
 Cherokee          237,900 square feet production         Leased
                   facility

 Clarinda          51,700 square feet production          Owned
                   facility (closed, held for sale)

Kansas:
 Edwardsville      114,800 square feet distribution       Leased
                   and warehouse facility

 South Hutchinson  303,700 square feet production,        Owned
                   storage and office facilities on
                   68 acres

Louisiana:
 Shreveport        30,100 square feet production          Owned
                   facility on 3.6 acres

Missouri:
 Carthage          72,100 square feet production          Owned
                   facility on 15.0 acres

 Concordia         61,100 square feet production          Owned
                   facility on 17.2 acres


 Piedmont          87,100 square feet production          Owned
                   facility on 6.3 acres

New Mexico:
 Albuquerque       32,900 square feet production          Owned
                   facility on 5.8 acres

New York:
 New Rochelle      29,900 square feet production          Owned
                   facility on 1.2 acres

Oklahoma:
 Oklahoma City     36,300 square feet office              Leased
                   facility

Wisconsin:
 Jefferson         306,400 square feet production         Owned
                   facility on 11.4 acres

_________________________________
[FN]
<F1> The Company has formally announced the closing of this
     facility in 1995.

          The Company's production facility at Forrest City, Arkansas is mortgaged under industrial revenue bonds and a note payable. The outstanding balances at December 31, 1994 are $3.3 million and $1.7 million, respectively. A portion of the Company's production facility at South Hutchinson, Kansas, serves as security for industrial revenue bonds. The aggregate principal amount of those bonds outstanding as of December 31, 1994, is $0.3 million, and the bonds mature in August 1995, at which time the property may be purchased by the Company for a nominal amount. The production facility located at Cherokee, Iowa, is subject to a long-term capital lease in the amount of $1.1 million. The remaining leased facilities are held under agreements which provide for fixed annual rental payments. The Company believes its facilities are in good repair and adequate to meet the Company's current needs.

Item 3.  LEGAL PROCEEDINGS

          In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods Company, a subsidiary of the Company ("Wilson"), and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri. The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $15.0 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $6.0 million, or $18.0 million in the aggregate).

          In its answer, Wilson filed a counterclaim against URS and a cross-claim against other codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson in which Wilson had produced sausage patties under contract for Normac until the contract terminated in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

          In 1993, ConAgra, Inc. ("ConAgra") also filed suit against Wilson, Normac and Thompson in Saline County, Missouri. ConAgra seeks damages in the amount of $9.4 million from the named defendants for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged. The ConAgra case also is in discovery.

          The Company's insurer has retained counsel to defend the Company in these matters. Wilson has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson will ultimately incur a loss in excess of its insurance coverage.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, the Company has not solicited by proxy or otherwise any vote of security holders on any matter.

                                   Part II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Common Stock is traded in the over-the-counter market under the Nasdaq National Market under the symbol "DOSK." Following approval of the name change to "Foodbrands America, Inc." by the Company's stockholders, the Nasdaq National Market trading symbol will be "FBAI." Approximately 12,433,724 shares of the Common Stock were outstanding as of March 2, 1995. The number of holders of record of Common Stock at March 2, 1995 was approximately 3,180.

          The following table sets forth the range of high and low closing bid prices for the Common Stock for each full quarterly period in fiscal 1994 and fiscal 1993, respectively, as quoted by the Nasdaq National Market.

                              High Bid       Low Bid
                              ________       _______
Fiscal 1994
     First Quarter            $15 1/4        $10 3/8
     Second Quarter           $13 1/2        $ 8 1/4
     Third Quarter            $ 9 7/8        $ 7 7/8
     Fourth Quarter           $ 9 1/8        $ 6

                              High Bid       Low Bid
                              ________       _______
Fiscal 1993
     First Quarter            $16 1/2        $13 1/2
     Second Quarter           $17            $14 3/4
     Third Quarter            $15 5/8        $10
     Fourth Quarter           $12            $ 9 5/8

          The Company has not paid any cash dividends on the Common Stock since its issuance. The Company does not expect to pay any dividends in the foreseeable future and intends to continue to retain any such earnings for the Company's operations. Additionally, payment of such dividends is limited by the terms of the Company's 1994 term loan agreement and the indenture for the Company's 9 3/4 % Senior Subordinated Redeemable Notes due 2000.


Item 6.   SELECTED FINANCIAL DATA

          The following table summarizes selected financial information and should be read in conjunction with the Financial Statements and the Notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. As a result of the adoption of Fresh Start Reporting, historical financial data for periods ended prior to September 29, 1991 is that of a different reporting entity and is not prepared on a basis comparable to financial data for periods ending after that date.

                                                   Post-Confirmation                                       Pre-Confirmation
                            _________________________________________________________________     ________________________________
                            Fiscal Year      Fiscal Year      Fiscal Year        Three Months       Nine Months       Fiscal Year
                               Ended            Ended            Ended              Ended              Ended             Ended
                            December 31,      January 1,       January 2,        December 28,      September 28,      December 29,
                               1994 <F1>         1994             1993               1991               1991               1990
                            ____________     ____________     ___________        ____________      _____________      ____________
                                                             (In thousands, except per share data)
Income Statement Data                                                                           |
                                                                                                |
Net sales                     $750,660         $648,207         $770,687 <F13>     $208,691<F13>|    $611,529 <F13>    $877,568<F13>
                              ========         ========         ========           ========     |    ========          ========
                                                                                                |
Gross profit                  $146,409         $110,677         $109,338           $ 32,744     |    $ 77,986          $ 97,070
Total operating expenses       138,672 <F2>      94,180          124,442 <F6>        23,891     |      68,926            87,909
                              ________         ________         ________           ________     |    ________          ________
                                                                                                |
Operating income (loss)       $  7,737         $ 16,497         $(15,104)<F13>     $  8,853<F13>|    $  9,060 <F13>    $  9,161<F13>
                              ========         ========         ========           ========     |    ========          ========
                                                                                                |
Income (loss) from                                                                              |
 continuing operations        $(13,717)        $  2,407         $(26,834)          $  3,943     |    $(48,424) <F7>    $(32,562)<F7>
                              ========         ========         ========           ========     |    ========          ========
                                                                                                |
Net income (loss)             $(16,198)<F3>    $(32,019) <F4>   $(26,834)          $  3,943     |    $ 65,370  <F8>    $(25,290)
                              ========         ========         ========           ========     |    ========          ========
                                                                                                |
Earnings (loss) per                                                                             |
 share: <F9>                                                                                    |
 Income (loss)                                                                                  |
  from continuing                                                                               |
  operations                   $ (1.57)          $ 0.32         $  (4.63)          $   0.68     |    $  (9.46)         $  (6.37)
                               =======           ======         ========           ========     |    ========          ========
 Net income (loss)             $ (1.85)          $(4.32)        $  (4.63)          $   0.68     |    $  12.78          $  (4.94)
                               =======           ======         ========           ========     |    ========          ========
                                                                                                |
Balance Sheet Data                                                                              |
                                                                                                |
Working capital <F10>         $ 50,657         $ 34,682         $ 14,428           $ 15,852     |    $ 16,938          $  2,632
Total assets                   457,704          316,881          290,978            311,912     |     321,200           438,534
Long-term debt <F10>           230,886          127,906          137,305            140,455     |     149,402           301,299
Other long-term                                                                                 |
 obligations <F10>              80,331           83,517 <F5>      19,731              6,271     |       6,704              -
Stockholders' equity            78,487           55,569           61,639             88,075     |      84,132            31,034
                                                                                                |
Cash Flow Data                                                                                  |
                                                                                                |
Depreciation                  $ 12,611 <F12>   $  9,166         $ 11,479           $  3,047     |    $ 10,504          $ 10,135
Amortization <F11>               7,365 <F12>      6,183            6,307              1,436     |       3,963             4,676
Capital expenditures            14,621           19,690            6,604              1,193     |       5,816             1,606
Net cash provided (used) by                                                                     |
 operating activities           27,381           18,138            1,088             14,599     |          (3)              (32)
____________________

<F1> Includes the results of operations of the Specialty Brands Division acquired on June 1, 1994.  (See Item 7.)

<F2> Includes a $12.5 million provision for restructuring and integration.  (See Note 3 to the Financial Statements.)

<F3> Includes an extraordinary loss of $2.5 million associated with the early extinguishment of debt.  (See Note 7 to the
     Financial Statements.)

<F4> Includes the cumulative effect on years prior to fiscal year ended January 1, 1994 for a change in accounting for postretirement benefits other than pensions of a noncash charge against earnings of $34.4 million.  (See Note 10 to the
     Financial Statements.)

<F5> Includes the recognition of a long-term liability of $65.4 million for Postemployment Medical Benefits.  (See Note 10 to the
     Financial Statements.)

<F6> Includes a $32.0 million provision for plant closings.  (See Note 5 to the Financial Statements.)

<F7> Includes reorganization expenses of $41.0 million and $12.7 million for the nine months ended September 28, 1991 and the year ended December 29, 1990, respectively.

<F8> Includes an extraordinary gain of $113.8 million for the forgiveness of debt as part of the Chapter 11 reorganization of the Company which became effective on October 31, 1991.

<F9> The per share amounts for fiscal year 1990 and the period ended September 28, 1991 do not provide meaningful comparisons due to the Company's Chapter 11 reorganization.

<F10> Certain long-term obligations which were classified as current liabilities in fiscal 1990, due to bankruptcy proceedings, have been reclassified as long-term obligations for consistent presentation.

<F11> Amortization of intangible assets only.  Does not include amortization of certain other items included in interest expense of
      $1.6 million and $0.7 million in the fiscal years ended December 31, 1994 and January 1, 1994, respectively, $4.1 million in the nine months ended September 28, 1991 and $4.9 million in the fiscal year ended December 29, 1990.

<F12> Includes depreciation of $1.9 million and amortization of intangible assets of $1.2 million attributable to the Specialty
      Brands Division acquired June 1, 1994.

<F13> Included in the selected financial data for the fiscal year 1992, the three months ended December 28, 1991, the nine months ended September 20, 1991 and the fiscal year 1990 are the sales and operating income (loss) of the Company's slaughtering and fresh pork business sold in 1993 of $138.8 million and $(3.7) million, $37.8 million and $0.2 million, $118.4 million and
      $(5.2) million and $205.7 million and $(4.0) million, respectively.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

          The financial results of the Company's operations in recent years have been significantly affected by certain events and accounting changes. In addition to the items noted in Item 6, Selected Financial Data, the following is a general discussion of the impact of certain factors on the Company's financial statements.

          Acquisition. On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including transaction related costs of the acquisition. The business, which has been renamed Doskocil Specialty Brands Company, operates as the fourth operating division of the Company. The Specialty Brands Division manufactures frozen food products, including ethnic foods in the Mexican and Italian segments, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $67.6 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

          Restructuring and Integration. Subsequent to the acquisition of the Specialty Brands Division, the Company performed an evaluation of the integration of that division into its overall operations. As disclosed in its fiscal 1994 quarterly reports, the Company was, at that time, unable to quantify a restructuring or impairment provision, if any. In December 1994, the Company announced that the restructuring program had been finalized and would result in a $12.5 million charge against operating income in 1994. The restructuring program is part of a broader multi-faceted plan providing for realignment, consolidation and improvement of a number of the Company's activities. The purpose of the restructuring is to strengthen the Company's competitive position in the processed food business. The restructuring program identifies specific manufacturing facilities and operations that relate to excess capacity, as well as duplication of activities after the acquisition of the Specialty Brands Division. The charge also includes costs, incurred prior to year-end, associated with the corporate legal restructuring to preserve the Company's income tax net operating loss carryforwards ("NOLs"), as described in the "Income Taxes" section below, and to change the Company's name to Foodbrands America, Inc., which management of the Company believes better reflects the Company's operations and products after the restructuring and integration program is completed.

          In 1995 the Company will reduce administrative functions and close certain production and distribution facilities and dispose of these facilities, equipment and fixtures as soon as feasible. The production capacity and related sales will be absorbed by the Company's other operations. The transfer of such production will more fully utilize idle manufacturing capacity at other plants and streamline the distribution, transportation and administrative support systems. Operations absorbing the activities of closed facilities will expand their workforce as necessary. The Company will also rely on third party suppliers to provide some products affected by the closure of certain production facilities. Under the restructuring program, the Company has identified approximately 570 employees, both production and management, at six locations, whose employment will be terminated at various dates throughout 1995. The termination benefits required by Company policy and/or union contracts to be provided to these employees, of approximately $4.0 million, have been accrued at December 31, 1994. Normal salaries and benefits paid prior to termination have not been included in this accrual. The write-down of facilities and certain production operations and equipment associated with the restructuring and integration program, net of estimated market value, less cost of disposal, totals approximately $7.0 million. Costs of $1.5 million were incurred prior to December 31, 1994, in connection with this program and were included in the $12.5 million provision. The Company has also identified additional costs totaling approximately $2.0 million that will be incurred primarily during the second and third quarters of 1995, but are not presently accruable under generally accepted accounting principles.

          Income Taxes.  After considering utilization
restrictions, the Company believes it has approximately $133.4 million of NOLs which will be available as follows: $87.9 million in 1995, $13.3 million in each of the years 1996 through 1998, $5.0 million in 1999 and $0.6 million in 2000. NOLs not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire as follows:
$43.6 million in 1996, $17.5 million in 1998, $6.0 million in 1999, $.8 million in 2000 and $65.5 million during the years 2001 through 2009. As a result, management anticipates that the Company's cash income tax liability for the next four to five years will not be material.

          The amount of the Company's NOLs and the limitation of their availability are subject to significant uncertainties. In addition, a future change in stock ownership could result in the Company's NOLs being substantially reduced or eliminated. The Company has proposed to its stockholders implementation of certain stock transfer restrictions which will reduce this risk of loss. In accordance with Fresh Start Reporting, the Company will not reflect the realized income tax benefit of pre-reorganization NOLs in its statement of operations. Instead, such benefit is reflected as a reduction in the "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" ("Reorganization Value"), thus reducing future intangible amortization expense.

          In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Implementing the standard resulted in the Company recording a deferred tax benefit of approximately $31.0 million for deductible temporary differences consisting primarily of future retiree medical benefit obligations and pension obligations. The Company provided a valuation allowance for the remaining net deductible temporary differences and NOLs. In determining the valuation allowance, the Company considers projected taxable income during the next four years. The projected taxable income before NOLs is expected to be significantly higher than the financial pre-tax income due to the non-deductible amortization of the intangible assets related to Reorganization Value and other non-deductible intangible assets and the fact that the tax basis of the assets was not increased as a result of the reorganization in September 1991.
Accordingly, the Company expects to realize the net deferred tax asset from future operations, which contemplates annual increases in sales consistent with industry projections, and historical operating margins but does not anticipate any material asset sales or other unusual transactions. Due to the non-deductibility of amortization of certain intangible assets, the annual effective tax rate in future years is expected to be significantly in excess of the statutory income tax rate.


Results of Operations

          Comparability of Periods. Because of the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the year ended December 31, 1994, include approximately 31 weeks of operating results of the Specialty Brands Division. Net sales, gross profit and operating income, before restructuring and integration costs, attributable to the Specialty Brands Division for this 31 week period are $112.8 million, $34.2 million and $8.7 million, respectively.

          The Fiscal Year Ended December 31, 1994 ("Fiscal 1994") Compared to the Fiscal Year Ended January 1, 1994 ("Fiscal 1993"). The Company's net sales for Fiscal 1994 increased $102.5 million or 15.8% over Fiscal 1993 sales of $648.2 million. Net sales for Fiscal 1994 of $750.7 million includes sales volume increases in the Food Service and Deli Divisions along with the addition of the sales of the Specialty Brands Division of $112.8 million. These increases were partially offset by volume decreases in the Retail Division and decreases in raw material costs which resulted in decreases in sales dollars per pound. Retail Division volume declined due to the elimination of certain commodity type products.

          Gross profit for Fiscal 1994 increased 32.3%, or $35.7 million over Fiscal 1993 gross profit of $110.7 million. Fiscal 1994 gross profit of $146.4 million includes the Specialty Brands Division gross profit contribution of $34.2 million. Increases also were provided by increased sales volumes and improved product mix and production efficiencies in the Food Service and Deli Divisions. These increases were offset by the negative impact of lower sales prices and volumes and higher production costs in the Retail Division. The Retail Division's operations also were negatively affected by production inefficiencies at the Company's new Forrest City, Arkansas facility.

          Selling expenses of $91.3 million in Fiscal 1994 increased 49.9% or $30.4 million, over Fiscal 1993 selling expenses of $60.9 million. The primary component of the increase is the addition of the Specialty Brands Division with $21.6 million of selling expenses. The remainder of the increase is due to increased marketing and brokerage costs in the other divisions, primarily the Retail Division. The increases in the Food Service and Deli Divisions is due to improved sales volume. The Retail Division marketing efforts were intensified in an effort to mitigate sales volume decreases.

          General and administrative expenses in Fiscal 1994 increased $0.9 million over Fiscal 1993 expenses of $26.6 million, an increase of 3.5%. Included in the Fiscal 1994 total of $27.5 million are general and administrative expenses relating to the Specialty Brands Division of $2.6 million. The reduction in general and administrative expenses in other divisions is due primarily to the effect of cost reduction programs instituted in 1993 and 1994.

          Amortization of intangible assets, a noncash element of operating expense, increased approximately $1.2 million in Fiscal
1994 over Fiscal 1993 due to the Specialty Brands acquisition.

          Interest and financing costs for Fiscal 1994 increased $6.3 million or 45.7% over Fiscal 1993 costs of $13.8 million. The increase is due to increased interest costs of $5.3 million as a result of increased borrowings, generally higher interest rates and increased amortization of debt issue costs of $1.0 million. Long-term debt at December 31, 1994 was approximately $103.0 million higher than long-term debt at January 1, 1994. Amortization included in interest expense for Fiscal 1994 and Fiscal 1993 was $1.6 million and $0.7 million, respectively.

          During 1994, the Company incurred an extraordinary loss on the early extinguishment of debt of $2.5 million. This loss related to the write off of remaining unamortized deferred loan costs and the termination of the related interest rate swap agreement.

          Fiscal 1993 Compared to The Fiscal Year Ended January 2, 1993 ("Fiscal 1992"). Net sales of processed product for Fiscal 1993 totaled $648.2 million compared to $631.9 million for Fiscal 1992, an increase of $16.3 million, or 2.6%. This increase is due primarily to increased volumes partially offset by a temporary decrease in sales price per pound in certain product lines. Total sales for Fiscal 1992 of $770.7 million included $138.8 million of sales from fresh pork operations.

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

          Selling, general and administrative expense for Fiscal 1993 of $87.5 million was greater than Fiscal 1992 of $86.1 million by $1.4 million, or 1.6%. Selling expense increased approximately $2.0 million as a result of additional promotion expense and hiring and training cost incurred for additional staff to support growth in the Company's Food Service and Deli Divisions. The increase in selling expense was partially offset by a $0.6 million net decrease in general and administrative expense. A $2.0 million decrease in general and administrative expense, which resulted from cost reduction programs and decreased incentive cost, was partially offset by approximately $1.5 million of additional cost for the settlement of certain employment agreements.

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


Cash Flows and Capital Expenditures

          Fiscal 1994. Operating activities provided net cash of $27.4 million in Fiscal 1994 compared to $18.1 million in Fiscal 1993. The Specialty Brands Division provided $10.6 million of the total for Fiscal 1994. The cash provided by the results of operations (net income) after adding back noncash items of depreciation and amortization, post retirement medical benefits, provisions for restructuring, integration and plant closings and extraordinary loss on early extinguishment of debt was $21.0 million in Fiscal 1994, of which $11.8 million was provided by the Specialty Brands Division, and $20.0 million in Fiscal 1993. Additional increases in cash from operating activities resulted primarily from decreases in accounts receivable, inventories and deferred charges and other assets offset partially by decreases in accounts payable and increases in other current assets.

          The Company's Specialty Brands Division acquisition costs of $137.7 million included net accounts receivable of $9.2 million, inventory of $21.8 million, other current assets of $0.4 million, intangible assets of $77.3 million and plant, property and equipment of $39.5 million. The Company also assumed liabilities of $10.5 million.

          Cash expenditures for additions to property, plant and equipment were approximately $14.6 million during Fiscal 1994. Of this total, approximately $5.3 million of these expenditures were primarily attributable to construction of additional capacity in ham and sausage production and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash generated from operations, the receipt of escrowed funds related to construction in progress and borrowings under existing credit facilities.

          In October 1994, the Company announced the completion of a stock rights offering. The rights offering provided current stockholders the ability to purchase 0.68 shares for each share currently owned. The offering also provided an over-subscription privilege for those who exercised more rights. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $38.6 million. The Company used $35.0 million of the proceeds to reduce bank debt. As a result of the offering, JLL Associates, L.P. ("JLL") increased its ownership in the Company to approximately 44.3% from 27.4% at January 1, 1994.

          Fiscal 1993. Operating activities provided net cash of $18.1 million in Fiscal 1993 compared to $1.1 million in Fiscal 1992. Investments in property, plant and equipment totaled $19.7 million during Fiscal 1993 compared to $6.6 million for fiscal 1992. These expenditures included construction of the new facility at Forrest City, Arkansas, construction of additional drying room at the Company's South Hutchinson, Kansas production facility to support growth in the Food Service Division and $7.0 million of modifications and replacements at existing facilities. The Company sold certain assets which had been classified as Assets Held for Sale resulting in net proceeds of $14.9 million offset by $16.9 million of net cash used by Assets Held for Sale.

          The Company reduced its net borrowings by $26.8 million during Fiscal 1993. The Company issued $110.0 million in 9 3/4% Senior Subordinated Redeemable Notes due in the year 2000 (the "Senior Subordinated Notes") and entered into a new revolving working capital facility (the "1993 Credit Agreement"). Proceeds were used to retire the previous bank credit agreement.

          On March 22, 1993, JLL purchased from the Company two million newly-issued shares of Common Stock at $15.00 per share pursuant to a stock purchase agreement. The Company used the net proceeds from the sale, $26.7 million, to repay indebtedness. As a result of this purchase, JLL owned approximately 25% of the Common Stock. As of January 1, 1994, through subsequent open market purchases, JLL increased its ownership by approximately 2.4%. JLL holds the Common Stock subject to certain restrictions including, among other things, the ability of JLL to resell or otherwise transfer securities of the Company or to purchase additional securities of the Company. This agreement also grants certain demand and piggyback registration rights to JLL.

          Fiscal 1992. Operating activities provided net cash of approximately $1.1 million in Fiscal 1992. Significant uses of cash in Fiscal 1992 resulted from decreases in accounts payable and accrued liabilities of approximately $20.0 million primarily as a result of payments of Chapter 11 related obligations, which were established upon confirmation of the Plan of Reorganization during the fourth quarter of 1991. These uses of cash were offset by noncash items of $17.8 million resulting from depreciation and amortization and $32.0 million resulting from the provision for plant closing discussed above.

          Investments in property, plant and equipment totaled approximately $6.6 million during Fiscal 1992. These purchases were primarily for modifications to existing facilities and replacement of existing equipment. During Fiscal 1992, the Company sold certain assets which had been classified as Assets Held for Sale upon confirmation of the Plan of Reorganization. Such sales resulted in net proceeds of $10.3 million.

          Net borrowings during Fiscal 1992 under the Company's various credit facilities decreased approximately $4.5 million. Payments under the Amended and Restated Credit and Security Agreement entered into in 1991 (the "1991 Credit Agreement") reduced the balance outstanding under the 1991 Credit Agreement term loan facility to $73.1 million at January 2, 1993, while net borrowings increased the balance of the 1991 Credit Agreement revolving credit facility to $64.0 million at January 2, 1993. Payments on other mortgage debt and capitalized lease obligations totaled approximately $7.0 million during Fiscal 1992.


Financial Condition and Liquidity

          On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million (subsequently amended to $59.4 million) revolving credit loan (the "1994 Revolving Credit Loan"). The proceeds of these transactions were net of $4.8 million of debt issuance costs.
The 1994 Term Loan was used to finance the purchase of the Specialty Brands Division including all fees and expenses associated with the acquisition, to repay amounts outstanding under the 1993 Credit Agreement and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit. As a result of the bank debt reduction discussed under "Cash Flow and Capital Expenditures", no payments will be required under the 1994 Term Loan prior to June 1996.
The 1994 Revolving Credit Loan is due January 15, 2000. At December 31, 1994, there were no borrowings under the 1994 Revolving Credit Loan and $59.4 million was available for borrowing at that date.

          Management believes that cash flow from operations combined with the borrowing capacity available under the Company's 1994 Revolving Credit Loan will be sufficient to meet the Company's operating, capital expenditure and debt service cash requirements for the foreseeable future.

          Historically, the Company's business has been seasonal. Such seasonality results in significantly different operating capital needs during the year to finance varying levels of inventory and accounts receivable. Such requirements are largest when sales are highest which usually occurs around certain holiday periods. Additional requirements also occur prior to such seasonal sales peaks to finance a build up of inventory and for inventory hedging programs more fully described below.

          The Company's primary raw materials are fresh and frozen meat, cheese and vegetables. Severe price swings in such raw materials, and the resultant impact on the price the Company charges for its products, at times have had, and may in the future have, material adverse effects on the demand for the Company's products and its profits. The Company utilizes several techniques for reducing the risk of future raw materials price increases. These techniques include purchasing and freezing raw materials during seasonally low cost periods of the year, negotiating certain minimum purchase commitments at set prices and periodically entering into futures contracts. Such techniques are generally employed prior to an expected seasonal price increase to hedge the cost of raw materials for both firm and forecasted sales commitments that will occur during a seasonal sales peak.

          Such futures contracts described above are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost. The Company's fiscal year end is typically a seasonal low point in hedging activities and deferred losses as of the end of Fiscal 1994, 1993 and 1992 were each less than $0.1 million.

Impact of Changing Prices and Inflation

          As previously discussed, the impact of changing prices on the Company's operations is primarily a function of the Company's raw material commodity prices. These prices are subject to many forces including those of the marketplace and inflation. The Company does not believe that inflation played a major role in either the cost of raw materials or labor, or the selling price of its products during Fiscal 1994, Fiscal 1993 or Fiscal 1992. Like many food processors, the Company periodically adjusts selling prices of its products, subject to competitive constraints and costs of raw materials.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's consolidated financial statements and supplementary information are listed in Item 14 of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  Part III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The sections titled "Proposal I. Election of
Directors," "Directors," "Directors Whose Terms Expire in 1995," "Continuing Directors," "Meetings of Board of Directors and Committees," "Executive Officers" and "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

          The sections titled "Compensation of Directors and Executive Officers," "Report of the Compensation Committee of the Board of Directors," "Stock Price Performance Graph" and "Proposal II. Amendment to Stock Incentive Plan" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The section titled "Principal Stockholders" of the Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section titled "Certain Relationships and Related
Transactions" of the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                   Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  List of Documents filed as part of this Report:

     1.   Financial Statements:
                                                          Page
          Consolidated Balance Sheet at
               December 31, 1994 and January 1, 1994 . . . F-1

          Consolidated Statement of Operations
               For the Years Ended December 31, 1994,
               January 1, 1994, and January 2, 1993. . . . F-2

          Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 1994,
               January 1, 1994, and January 2, 1993. . . . F-4

          Consolidated Statement of Cash Flows
               For the Years Ended December 31, 1994,
               January 1, 1994, and January 2, 1993. . . . F-5

          Notes to Consolidated Financial Statements . . . F-7

          Report of Independent Accountants. . . . . . . .F-24

          Quarterly Results of Operations (Unaudited). . .F-25

     2. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number                     Description
______________                     ___________

     3.1            Amended and Restated Certificate of
                    Incorporation of Doskocil Companies
                    Incorporated ("Doskocil")

     3.2            Amended and Restated Bylaws of Doskocil

     4.1            Specimen certificate for Doskocil Common
                    Stock, par value $.01 per share

     4.2            Credit Agreement among Doskocil, the Several
                    Lenders from Time to Time Parties Thereto and
                    Chemical Bank, as Agent dated as of May 25,
                    1994

     4.3            First Amendment to Credit Agreement dated
                    November 2, 1994

     4.4            Second Amendment to Credit Agreement dated
                    February 10, 1995

     4.5            Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000

     4.6            Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee

     4.7 First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994

     4.8            Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto

     4.9            Amended and Restated Certificate of
                    Incorporation of Doskocil (see Exhibit 3.1 above)

     4.10           Amended and Restated Bylaws of Doskocil (see
                    Exhibit 3.2 above)

     4.11 Doskocil Companies Incorporated Retirement and Profit Sharing Plan

     4.12*          Doskocil Companies Incorporated 1992 Stock
                    Incentive Plan, as amended

     4.13           Lease by and between the City of South
                    Hutchinson, Kansas and Doskocil dated
                    August 1, 1985

     4.14           Guaranty Agreement between Doskocil and The
                    Fourth National Bank and Trust Company,
                    Wichita, dated August 1, 1985

     4.15 Agreement for Waste Water Treatment Service between Stoppenbach, Inc. and The City of
                    Jefferson, Wisconsin dated November 1985

     10.1           Credit Agreement among Doskocil, the Several
                    Lenders from Time to Time Parties Thereto and
                    Chemical Bank, as Agent dated as of May 25,
                    1994 (see Exhibit 4.2 above)

     10.2           First Amendment to Credit Agreement dated
                    November 2, 1994 (see Exhibit 4.3 above)

     10.3           Second Amendment to Credit Agreement dated
                    February 10, 1995 (see Exhibit 4.4 above)

     10.4           Form of Doskocil 9 3/4% Senior Subordinated
                    Redeemable Notes due 2000 (see Exhibit 4.5 above)

     10.5           Indenture between Doskocil and First Fidelity
                    Bank, National Association, New York, as
                    Trustee (see Exhibit 4.6 above)

     10.6 First Supplemental Indenture between Doskocil and First Fidelity Bank, National
                    Association, New York, as Trustee dated as of June 1, 1994 (see Exhibit 4.7 above)

     10.7           Warrant Agreement dated as of October 31,
                    1991, between Doskocil and the signatory banks thereto (see Exhibit 4.8 above)

     10.8 Doskocil Companies Incorporated Retirement and Profit Sharing Plan (see Exhibit 4.11 above)

     10.9*          Doskocil Companies Incorporated Annual
                    Incentive Plan

     10.10*         Doskocil Companies Incorporated 1992 Stock
                    Incentive Plan, as amended (see Exhibit 4.12 above)

     10.11          Wilson Foods Corporation Retirement and
                    Profit Sharing Plan for Salaried Employees of
                    Wilson Foods Corporation effective January 1,
                    1985, restated December 31, 1987

     10.12* Employment Agreement dated November 1, 1991, between Doskocil and John Hanes

     10.13*         Separation Agreement and Release dated
                    December 31, 1993 between Doskocil and John
                    Hanes

     10.14* Employment Agreement dated November 1, 1991, between Doskocil and Theodore A. Myers

     10.15*         Settlement Agreement dated July 6, 1993
                    between Doskocil and Theodore A. Myers

     10.16* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening

     10.17*         Employment Agreement dated May 3, 1994,
                    between Doskocil and Robert S. Wright,
                    amended August 17, 1994 and further amended
                    January 6, 1995

     10.18* Employment Agreement dated January 30, 1995, between Doskocil and Larry P. Swafford

     10.19* Settlement Agreement dated December 2, 1994, between Doskocil and Charles I. Merrick

     10.20* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil and Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Darian B. Andersen, Bryant P. Bynum, Lee C. Harrison, T.D. Traver, Charles M. Sweeney, Horst O. Sieben, Howard C. Madsen, Robert S. Riddle, Charles E. Smith, Larry P. Swafford and Gregory P. Ibsen

     10.21*         Non-Qualified Stock Option Agreement dated
                    September 29, 1994 between Doskocil and R.
                    Randolph Devening

     10.22* Form of Non-Qualified Stock Option Agreement dated on or after September 29, 1994 between Doskocil and William L. Brady, Bryant P. Bynum, David J. Clapp, Horst O. Sieben, Thomas G. McCarley, Robert S. Wright, Raymond
                    J. Haefele and Howard C. Madsen

     10.23*         Separation Pay Plan, dated March 31, 1993

     10.24          Form of Indemnification Agreement between
                    Doskocil and its non-employee Directors

     10.25          Lease by and between the City of South
                    Hutchinson, Kansas and Doskocil dated
                    August 1, 1985 (see Exhibit 4.13 above)

     10.26          Lease dated November 4, 1991, between
                    Doskocil and American General Life and
                    Accident Insurance Company

     10.27          Lease Agreement dated April 4, 1992, between
                    Doskocil and Millard Refrigerated Services-
                    Atlanta, as amended

     10.28 Agreement between Wilson Foods Corporation and the City of Cherokee, Iowa, dated February 28, 1964, and First Amendment thereto dated October 24, 1978; Second Amendment thereto dated February 24, 1981; and Third Amendment thereto dated August 18, 1983, covering water and sewage services

     10.29 Agreement dated December 26, 1989, by and between the City of Cherokee, Iowa and Wilson
                    Foods Corporation, covering water rates

     10.30 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date

     10.31          Stock Purchase Agreement by and between
                    Doskocil and JLL dated February 16, 1993

     10.32 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund,
                    L.P., The Airlie Group, L.P. and Doskocil

     10.33          Stockholders Agreement dated as of March 22,
                    1993, by and between the Airlie Group, L.P.
                    and Doskocil

     10.34          Master Equipment Lease between Doskocil and
                    Cargill Leasing Corporation dated September
                    1, 1993

     10.35          Stock Purchase Agreement between
                    International Multifoods Corporation and
                    Doskocil Companies Incorporated dated as of March 17, 1994

     11.1           Calculation of Earnings Per Share

     20.1**         Annual Report on Form 11-K with Respect to
                    Doskocil Employee Investment Plan

     21.1           Subsidiaries of Doskocil

     22.1           Proxy Statement for Annual Meeting of
                    Stockholders

     23.1           Consent of Independent Accountants

     27.1           Financial Data Schedule


*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.

     (b)  Reports on Form 8-K.

          [None]

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                (Dollar amounts in thousands, except par value)
                                              December 31,    January 1,
                                                  1994           1994
                                              ____________    __________
                               ASSETS
Current assets:
   Cash and cash equivalents (Note 1)           $ 17,376       $  6,203
   Receivables                                    41,743         36,283
   Inventories (Note 4)                           56,192         39,984
   Other current assets                            3,346          2,101
                                                ________       ________
      Total current assets                       118,657         84,571
Property, plant and equipment - net of
  accumulated depreciation and amortization
  of $36,434 in 1994 and $20,046 in 1993
  (Note 5)                                       115,724         77,678
Intangible assets, net of accumulated
  amortization of $5,269 in 1994 and
  $2,837 in 1993                                  97,072         22,163
Reorganization value in excess of amounts
  allocable to identifiable assets, net
  of accumulated amortization of $16,023 in
  1994 and $11,090 in 1993 (Note 1)               82,629         87,562
Deferred charges and other assets (Note 9)        43,622         44,907
                                                ________       ________

                                                $457,704       $316,881
                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $  3,066       $  2,330
   Accounts payable                               16,175         10,357
   Accrued liabilities (Note 6)                   48,759         37,202
                                                ________       ________
      Total current liabilities                   68,000         49,889
Long-term debt (Note 7)                          230,886        127,906
Other long-term liabilities (Note 10)             80,331         83,517
Commitments and contingencies (Note 11)
Stockholders' equity (Note 8):
   Preferred stock, 4,000,0000 shares
     authorized, none issued and outstanding        -              -
   Common stock, $.01 par value, 20,000,000
     shares authorized, 12,447,914 and
     7,918,343 shares issued and
     outstanding, respectively                       124             79
   Capital in excess of par value                151,046        112,315
   Retained earnings (deficit)                   (71,108)       (54,910)
   Minimum pension liability adjustment           (1,575)        (1,575)
                                                ________       ________
                                                  78,487         55,909
   Unearned compensation                            -              (340)
                                                ________       ________
      Total stockholders' equity                  78,487         55,569
                                                ________       ________
                                                $457,704       $316,881
                                                ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                 DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except per share data)

                                                  Fiscal Year Ended
                                           ______________________________
                                           Dec. 31,    Jan. 1,    Jan. 2,
                                             1994       1994       1993
                                           ________   ________   ________
Net sales                                  $750,660   $648,207   $770,687
Cost of sales                               604,251    537,530    661,349
                                           ________   ________   ________
Gross profit                                146,409    110,677    109,338

Operating expenses:
   Selling                                   91,308     60,930     58,920
   General and administrative                27,499     26,567     27,215
   Amortization of intangible assets          7,365      6,183      6,307
   Provision for restructuring and
     integration (Note 3)                    12,500       -          -
   Provision for plant closings (Note 5)       -           500     32,000
                                           ________   ________   ________
      Total                                 138,672     94,180    124,442
                                           ________   ________   ________
Operating income (loss)                       7,737     16,497    (15,104)

Other income (expense):
   Interest and financing costs             (20,173)   (13,849)   (11,485)
   Other, net                                  (681)       178        112
                                           ________   ________   ________
      Total                                 (20,854)   (13,671)   (11,373)
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                 (13,117)     2,826    (26,477)
Provision for income taxes (Note 9)            (600)      (419)      (357)
                                           ________   ________   ________
Income (loss) before extraordinary item
  and cumulative effect of a change in
  accounting principle                      (13,717)     2,407    (26,834)

Extraordinary loss on early extinguishment
  of debt (Note 7)                           (2,481)      -          -
Cumulative effect on prior years (to
  January 2, 1993) of change in
  accounting for postretirement benefits
  other than pensions (Note 10)                -       (34,426)      -
                                           ________   ________   ________
Net income (loss)                          $(16,198)  $(32,019)  $(26,834)
                                           ========   ========   ========

                                   (continued)

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)



                                                 Fiscal Year Ended
                                           ______________________________
                                           Dec. 31,    Jan. 1,    Jan. 2,
                                             1994       1994       1993
                                           ________    _______    _______
Earnings (loss) per share -
  primary and fully diluted:
   Income (loss) before extraordinary
     item and cumulative effect of a
     change in accounting principle        $ (1.57)   $  0.32     $(4.63)
   Extraordinary loss on early
     extinguishment of debt                  (0.28)       -          -
   Cumulative effect of change
     in accounting for post-
     retirement benefits other
     than pensions (Note 10)                   -        (4.64)       -
                                           _______    _______     ______
   Net income (loss)                       $ (1.85)   $ (4.32)    $(4.63)
                                           =======    =======     ======

Weighted average number of
 common and common equivalent
 shares outstanding - primary
 and fully diluted                           8,727      7,419      5,790

The accompanying notes are an integral part of the consolidated financial statements.

                 DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (In thousands)



                                                                            Minimum
                                                  Capital in    Retained    Pension    Unearned
                                  _Common Stock_   Excess of    Earnings   Liability   Compen-
                                  Shares  Amount   Par Value   (Deficit)   Adjustment   sation
                                  ______  ______  __________    ________   __________  _________
Balance, December 28, 1991         5,790    $ 58   $ 84,074     $  3,943     $  -      $  -

Net Loss                            -        -         -         (26,834)       -         -

Issuance of shares under
 Stock Incentive Plan (Note 10)       98       1      1,193         -           -       (1,193)

Amortization                        -        -         -            -           -          397
                                  ______    ____   ________     ________     _______   _______
Balance, January 2, 1993           5,888      59     85,267      (22,891)       -         (796)

Net Loss                            -        -         -         (32,019)       -         -

Issuance of new shares             2,000      20     26,702         -           -         -

Minimum pension liability
 adjustment                         -        -         -            -         (1,575)     -

Net activity under Stock
 Incentive Plan                       30     -          346         -           -          456
                                  ______    ____   ________     ________     _______   _______

Balance, January 1, 1994           7,918      79    112,315      (54,910)     (1,575)     (340)

Net Loss                            -        -         -         (16,198)       -         -

Issuance of new shares (Note 8)    4,512      45     38,581         -           -         -

Net activity under Stock
  Incentive Plan                      18     -          150         -           -          340
                                  ______    ____   ________     ________     _______   _______

Balance, December 31, 1994        12,448    $124   $151,046     $(71,108)    $(1,575)  $  -
                                  ======    ====   ========     ========     =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

             Doskocil Companies Incorporated and Subsidiaries
                  Consolidated Statement of Cash Flows
            Increase (Decrease) in Cash and Cash Equivalents
                     (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          _______________________________
                                          Dec. 31,    Jan. 1,     Jan. 2,
                                             1994       1994        1993
                                          ________   ________    ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(16,198)  $(32,019)   $(26,834)
  Adjustments to reconcile income (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation                            12,611      9,166      11,479
    Amortization of intangible assets        7,365      6,183       6,307
    Amortization included in interest
     expense                                 1,602        666        -
    Provision for restructuring and
     integration                            12,500       -           -
    Postretirement medical benefits            670      1,090        -
    Provision for plant closing
     and sale                                 -           500      32,000
    Extraordinary loss on early
     extinguishment of debt                  2,481       -           -
    Cumulative effect of accounting
     change                                   -        34,426        -
    Changes in:
      Receivables                            3,774     (1,761)       (860)
      Inventories                            5,209     (1,054)       (257)
      Other current assets                    (875)     1,625        (109)
      Deferred charges and other assets        357       (609)       -
      Accounts payable and accrued
       liabilities                          (2,138)        (8)    (20,661)
      Noncurrent liabilities                  -          (159)       -
    Other                                       23         92          23
                                          ________    _______     _______
  Net cash provided by operating
   activities                               27,381     18,138       1,088
                                          ________    _______     _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of International Multifoods
   Foodservice Corp., net of cash
   acquired                               (137,684)      -           -
  Purchase of property, plant
   and equipment                           (14,621)   (19,690)     (6,604)
  Proceeds from sale of
   property, plant and equipment               437     14,900      10,271
  Net cash used by Assets Held
   for Sale                                   -       (16,914)     (1,554)
  Payments received on notes receivable        672        517        -
                                          ________    _______     _______
  Net cash provided (used) by
   investing activities                   (151,196)   (21,187)      2,113
                                          ________    _______     _______
                              (Continued)

             Doskocil Companies Incorporated and Subsidiaries
                  Consolidated Statement of Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                      (Dollar amounts in thousands)

                                                  Fiscal Year Ended
                                          ______________________________
                                          Dec. 31,    Jan. 1,    Jan. 2,
                                             1994       1994       1993
                                          ________   ________    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations, net
   of issuance costs                       141,154    109,255       -
  Borrowings under revolving working
   capital facility                        195,500     99,233     94,282
  Payments on revolving working capital
   facility                               (203,500)  (157,011)   (85,282)
  Payments on capital lease and
   debt obligations                        (37,859)   (78,259)   (13,534)
  Proceeds from other debt obligations       2,155       -          -
  Issuance of common stock, net             38,626     26,722       -
  Payment on early extinguishment of debt   (1,088)      -          -
                                          ________    _______    _______
  Net cash provided (used) by
   financing activities                    134,988        (60)    (4,534)
                                          ________    _______    _______
Increase (decrease) in cash
  and cash equivalents                      11,173     (3,109)    (1,333)
Cash and cash equivalents,
  beginning of period                        6,203      9,312     10,645
                                          ________    _______    _______
Cash and cash equivalents,
  end of period                           $ 17,376    $ 6,203    $ 9,312
                                          ========    =======    =======
Supplemental disclosure of cash flow
  information:
   Cash paid during the year for:
      Interest                            $ 19,441   $  8,406   $ 13,826
      Income taxes                             442        815        175
      Reorganization professional and
        financing fees                        -           319      6,173
Supplemental disclosure of noncash
  investing activities:
   Capital lease obligations assumed         3,403      1,616      2,872

The accompanying notes are an integral part of the consolidated financial statements.

           DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Description of Business and Summary of Significant
        Accounting Policies

     a.  Description of Business:
              The Company specializes in formulating, processing, marketing and distributing specialty food products to the foodservice, delicatessen and retail markets.

              The Company's annual reporting period ends on the Saturday nearest December 31. Accordingly, the annual reporting periods ended December 31, 1994 and January 1, 1994 contained 52 weeks and the annual reporting period ended January 2, 1993 contained 53 weeks.

     b.  Principles of Consolidation:
              The consolidated financial statements include the accounts of Doskocil Companies Incorporated
              ("Doskocil") and all of its subsidiaries. Certain prior year balances have been reclassified to conform to the current year's presentation.

     c.  Cash and Cash Equivalents:
              The Company considers cash equivalents to include all investments with a maturity at date of purchase of 90 days or less. Cash equivalents of $18.8 million and $6.0 million at December 31, 1994 and January 1, 1994 represent investments primarily in Commercial Paper and U.S. Government Securities, carried at cost, which approximates market.

     d.  Concentrations of Credit Risk
              The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's diverse customer base. The Company sells to customers located throughout the United States and in certain foreign countries. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers. As of December 31, 1994, the Company had concentrations of cash in bank balances totaling approximately $4.7 million located at 9 banks which exposes the Company to concentrations of credit risk.

     e.  Inventories:
              Inventories are valued at the lower of cost
              (first-in, first-out) or market. The Company periodically enters into livestock futures contracts as deemed appropriate to reduce the risk of future price increases. These futures contracts are accounted for as hedges. Accordingly, resulting gains or losses are deferred and recognized as part of the product cost and included in cash flows from operating activities in the Consolidated Statement of Cash Flows.

     f.  Property, Plant and Equipment:
              Property, plant and equipment are stated at cost if acquired after September 28, 1991, the date the Company implemented Fresh Start Reporting as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. When assets are sold or retired, the costs of the assets and the related accumulated depreciation are removed from the accounts and the resulting gains or losses are recognized.

              Depreciation and amortization are provided using the straight-line method over either the estimated useful lives of the related assets (3 to 40 years) or, for capital leases, the terms of the related leases.

     g.  Intangible Assets and Reorganization Value:
              The excess of the aggregate purchase price over fair value of net assets acquired ("Goodwill") is being amortized over 40 years. Trademarks and tradenames are amortized on the straight-line method over 20 to 25 years.

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

              The Company continually reevaluates the propriety of the carrying amount of the Reorganization Value and other intangibles as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The specific methodology of future pre-interest cash flows (with assets grouped by division which is the lowest level for which there are identifiable cash flows) is used for this evaluation. At this time, the Company believes that no impairment of the Reorganization Value and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

     h.  Deferred Charges and Other Assets:
              Deferred loan costs associated with various debt instruments issued in 1994 and 1993 are being amortized over the terms of the related debt using the interest method. At December 31, 1994 and January 1, 1994, $7.0 million and $5.1 million, respectively, remained to be amortized over future periods. Amortization expense for these loans included in interest expense for fiscal 1994 and 1993 was approximately $1.5 million and $0.6 million, respectively.

     i.  Income Taxes:
              The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 utilizes the liability method and deferred income taxes are recorded to reflect the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts and net operating loss carryforwards ("NOLs") at each year-end.

     j.  Earnings (Loss) Per Common Share:
              Primary and fully diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Options and warrants which have a dilutive effect are considered in the per share computations.


Note 2  Acquisition

     On June 1, 1994, the Company purchased all of the outstanding stock of International Multifoods Foodservice Corp., a division of International Multifoods Corporation, for approximately $137.7 million, including other costs of the acquisition. The business, which has been renamed Doskocil Specialty Brands Company (the "Specialty Brands Division"), operates as the fourth operating division of the Company. The Specialty Brands Division manufactures frozen food products, including ethnic foods in the Mexican and Italian segments, as well as appetizers, entrees and portioned meats. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $67.6 million and trademarks at a fair value of $9.7 million were recognized as intangible assets and are being amortized over 40 and 25 years, respectively.

     The operating results of the Specialty Brands Division are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma consolidated financial information assumes the acquisition occurred at the beginning of 1993. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993, or of the results which may occur in the future.
                                                  Year Ended
                                              __________________
                                              Dec. 31,   Jan. 1,
                                                1994      1994
                                              ________  ________
                                                (in thousands,
                                               except per share)
     Net sales                                $829,574  $831,537
     Operating income                           11,988    30,257
     Income (loss) before extraordinary
      item and cumulative effect of a
      change in accounting principle           (13,421)    6,078
     Net income (loss)                         (15,902)  (28,348)
     Earnings (loss) per share -
      primary and fully diluted:
       Income (loss) before extraordinary
        item and cumulative effect of a
        change in accounting principle           (1.54)     0.82
       Net income (loss)                         (1.82)    (3.82)

Note 3  Restructuring and Integration

     In December 1994, the Company announced a restructuring program that resulted in a $12.5 million charge against operating income in 1994. The restructuring program identifies specific manufacturing facilities and operations. The charge also included costs incurred prior to year-end associated with the corporate legal restructuring to preserve the Company's income tax NOLs and to change the Company's name to Foodbrands America, Inc.

     In 1995 the Company plans to close certain production and distribution facilities and dispose of these facilities, equipment and fixtures as soon as feasible. Under the restructuring program, the Company has identified approximately 570 employees, both production and management, at six locations, whose employment will be terminated at various dates throughout 1995. The termination benefits required by Company policy and/or union contracts to be provided to these employees, of approximately $4.0 million, have been accrued at December 31, 1994. Normal salaries and benefits paid prior to termination have not been included in this accrual. The write-down of facilities and certain production operations and equipment associated with the restructuring and integration program, net of estimated market value, less cost of disposal, totals approximately $7.0 million. Costs of $1.5 million were incurred prior to December 31, 1994, in connection with this program and were included in the $12.5 million provision.


Note 4  Inventories

     Inventories at December 31, 1994 and January 1, 1994 are summarized as follows (in thousands):
                                                1994       1993
                                              _______    _______
     Raw materials and supplies               $19,311    $ 8,176
     Work in process                            4,490      6,254
     Finished goods                            32,391     25,554
                                              _______    _______
                                              $56,192    $39,984
                                              =======    =======


Note 5  Property, Plant and Equipment

     Property, plant and equipment at December 31, 1994 and January 1, 1994 is summarized as follows (in thousands):

                                                1994       1993
                                              ________   ________
     Land                                     $  2,644   $    630
     Buildings and improvements                 58,479     33,172
     Machinery and equipment                    82,429     49,134
     Construction in progress                    5,283     11,924
                                              ________   ________
                                               148,835     94,860
     Less accumulated depreciation and
       amortization                             36,434     20,046
                                              ________   ________
                                               112,401     74,814
     Assets to be disposed of, net               3,323      2,864
                                              ________   ________
                                              $115,724   $ 77,678
                                              ========   ========

     Assets to be disposed of represents facilities and equipment that have been determined to be excess property and have or will be closed and sold. In December 1993 the Company sold its Logansport, Indiana facility. In December 1992, the Company announced the closing of this facility and recorded a $32.0 million provision as its estimate of the related loss on sale of assets, costs of employee severance compensation and benefits and results of operations during the holding period. No gain or loss resulted in 1993 in connection with this sale.

     In January 1994, the Company sold all the assets of its processed food equipment manufacturing division at South Hutchinson, Kansas. A provision for loss was recorded in 1993 for $0.5 million in connection with the decision to sell the unit.


Note 6  Accrued Liabilities

     Accrued liabilities at December 31, 1994 and January 1, 1994 are summarized as follows (in thousands):

                                                1994        1993
                                              _______     _______
     Interest                                 $ 6,375     $ 5,634
     Salaries, wages and payroll taxes          9,008       5,549
     Employee medical benefits                  8,899       7,299
     Workers' compensation benefits             1,692         719
     Pension and retirement benefits            1,797       2,209
     Marketing expenses                         7,955       2,588
     Provision for facility restructuring
       and integration                          5,047       6,552
     Other                                      7,986       6,652
                                              _______     _______
                                              $48,759     $37,202
                                              =======     =======

     Reserves for prior shut-down and holding costs of closed facilities totaling $6.6 million at January 1, 1994 were reduced to $0.5 million at December 31, 1994 primarily as a result of cash payments. Additionally, $3.8 million of related pension benefits are recorded as long-term liabilities.

Note 7  Long-term Debt

     Long-term debt, more fully described below, at December 31, 1994 and January 1, 1994 consisted of the following (in thousands):

                                                1994        1993
                                             ________    ________
Notes payable to banks                       $111,000    $  8,000
Industrial revenue bonds and mortgage notes     5,275       6,077
9 3/4% Senior Subordinated Redeemable Notes
  due 2000, net of discount                   109,684     109,627
Capital lease obligations                       7,993       6,532
                                             ________    ________
                                              233,952     130,236
Less current maturities                         3,066       2,330
                                             ________    ________
                                             $230,886    $127,906
                                             ========    ========

     Based on the borrowing rates currently available to the Company for bank borrowings, industrial revenue bonds and mortgage notes, with similar terms and average maturities, the Company believes that the carrying amount of these long term debts approximates face value. The fair value of the $110.0 million of 9 3/4% Senior Subordinated Redeemable Notes due 2000 (the "Senior Subordinated Notes") based on the quoted market price is approximately $101.2 million.

     The aggregate amounts of all long-term obligations which become due during each of the next five fiscal years, excluding obligations under capitalized leases, are as follows (in millions): $1.1 in 1995, $15.8 in 1996, $30.9 in 1997, $31.9 in
1998 and $36.0 in 1999.

Notes Payable to Banks

     On May 25, 1994, the Company consummated a $146.0 million term loan (the "1994 Term Loan") and a $40.0 million revolving credit loan (subsequently amended to $59.4 million) (the "1994 Revolving Credit Loan") provided by a bank group. The proceeds of these transactions were net of $4.8 million of debt issuance costs. The 1994 Term Loan was used to finance the purchase of Specialty Brands including all fees and expenses associated with the acquisition, to repay amounts outstanding under the credit agreement dated April 28, 1993 (the "1993 Credit Agreement") and to terminate the related interest rate swap agreement. The proceeds of the 1994 Revolving Credit Loan were used to repay additional amounts outstanding under the 1993 Credit Agreement. The 1994 Revolving Credit Loan includes a $5.0 million subfacility for standby and commercial letters of credit. The 1994 Term Loan and the 1994 Revolving Credit Loan rank senior to all existing indebtedness and are collateralized by essentially all the assets of the Company including accounts receivable, inventory, general intangibles and mortgaged properties.

     Borrowings under the 1994 Term Loan and the 1994 Revolving Credit Loan bear interest at an annual rate equal to, at the Company's option, either (i) Chemical Bank's Base Rate (as defined in the agreement) plus 1 1/2% or (ii) the LIBOR Option Rate (as defined in the agreement) plus 2 1/2%. On December 31, 1994, the weighted average interest rate on the borrowings was 8.17%. Interest on the borrowings is payable periodically in arrears. Repayment of the 1994 Term Loan was scheduled to begin December 1994 with payments at six-month intervals through December 1999. As discussed in Note 8, the Company used $35.0 million of the proceeds from the sale of common stock to reduce its outstanding borrowings under its 1994 Term Loan. As a result of this prepayment, no payments will be required under the 1994 Term Loan prior to June 1996. The 1994 Revolving Credit Loan is due January 15, 2000. On December 31, 1994, there were no borrowings outstanding under the 1994 Revolving Credit Loan.

     In connection with the extinguishment of the 1993 Credit
Agreement and termination of the above mentioned interest rate swap agreement, the Company incurred an extraordinary loss in the amount of $2.5 million.

     The 1994 Term Loan and the Senior Subordinated Notes contain certain restrictive covenants and conditions among which are limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on dividends and compliance with certain financial covenants, including but not limited to minimum net worth and interest expense coverage.

Senior Subordinated Notes

     The Senior Subordinated Notes mature on July 15, 2000. Interest is payable on January 15 and July 15 of each year. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 15, 1998. If the Senior Subordinated Notes are redeemed during the 12-month period beginning July 15, 1998, the redemption price (expressed as a percentage of principal amount) will be 103.0%, and if they are redeemed during the 12-month period beginning July 15, 1999, the redemption price will be 101.5%. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company, including borrowings under the 1994 Term and Revolving Credit Loans.

Industrial Revenue Bonds and Mortgage Notes

     In July 1993, the Company entered into an agreement with the Arkansas Development Finance Authority to borrow $4.0 million using industrial revenue bonds. The interest rate is 6%. Payments of approximately $58,000, principal and interest, are due monthly through July 2000. In addition, the Company entered into a note payable of approximately $1.8 million collateralized by a mortgage with the City of Forrest City, Arkansas. The interest rate on the note is 7%. Interest only for the first year was due in July 1994 and quarterly payments of principal and interest began in September 1994 and are due through September 2000.

     Other industrial revenue bonds require a final annual principal payment of approximately $0.3 million on August 1, 1995. Interest at the rate of 7.31% is due semi-annually on February 1 and August 1.

Leases

     The Company leases certain facilities, equipment and vehicles under agreements which are classified as capital leases. The building leases have original terms ranging from 20 to 25 years and have renewal options for varying periods ranging from three years to 60 years. Most equipment leases have purchase options at the end of the original lease term. Leased capital assets included in property, plant and equipment at December 31, 1994 and January 1, 1994 are as follows (in thousands):

                                             1994        1993
                                           _______     _______
      Buildings                            $ 2,666     $ 2,666
      Machinery and equipment               10,441       6,669
                                           _______     _______
                                            13,107       9,335
      Accumulated amortization               4,452       2,385
                                           _______     _______
                                           $ 8,655     $ 6,950
                                           =======     =======

     Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1994 (in thousands):

                                             Capital    Operating
                                             Leases      Leases
                                             _______    _________
       1995                                   $2,704     $ 3,867
       1996                                    2,582       3,555
       1997                                    1,811       2,855
       1998                                    1,046       2,529
       1999                                      863       2,593
       Future years                              779       2,905
                                              ______     _______
       Total minimum lease payments            9,785     $18,304
       Amounts representing interest           1,792     =======
                                              ______
       Present value of net minimum
         payments                              7,993
       Current portion                         2,016
                                              ______
                                              $5,977
                                              ======

     The Company's rental expense for operating leases was (in millions) $4.5, $4.0 and $3.0 for the fiscal years ended December
31, 1994, January 1, 1994 and January 2, 1993.


Note 8  Stockholders' Equity

     In October 1994, the Company completed a stock rights offering. The rights offering provided stockholders the ability to purchase 0.68 shares for each share owned. As a result of the offering, 4,511,867 rights were exercised at $9.00 per share for gross proceeds of $40.6 million. Net proceeds, after expenses, were $38.6 million. The Company used $35.0 million of the proceeds to reduce bank debt.

     At December 31, 1994, the Company has warrants outstanding to purchase 282,036 shares. The warrant agreement provides the holders an irrevocable put option, which obligates the Company to repurchase the warrants at a price per warrant equal to the excess of (i) the then-current market price per share of Common Stock, over (ii) $17.53, which may be exercised by each of the holders of the warrants only upon a Change of Control, as defined in the current warrant agreement. The warrants may be exercised through December 31, 1998.


Note 9  Income Taxes

     Deferred tax assets primarily result from net operating loss carryforwards and certain accrued liabilities not currently deductible, and deferred tax liabilities result from the recognition of depreciation and amortization in different periods for financial reporting and income tax purposes. Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense results from the income tax payable for the year, the benefit realized for pre-reorganization net operating losses and the change during the year in deferred tax assets and liabilities. This new standard was required to be implemented in 1993 and resulted in the Company recording a net deferred tax benefit of approximately $31.0 million for deductible temporary differences consisting primarily of future retiree medical benefit obligations and pension obligations. In determining the valuation allowance, the Company considered projected taxable income during the next four years. The $31.0 million deferred tax benefit is included in Deferred Charges and Other Assets.

     The provision for income taxes consists of the following components (in thousands):
                                         Fiscal Year Ended
                                 ________________________________
                                 Dec. 31,    Jan. 1,      Jan. 2,
                                   1994        1994        1993
                                 ________    _______    _________
                                                        (Deferred
                                  (Liability Method)      Method)
                                 ____________________   _________
Current provision:
     Federal                      $  -        $   44      $  118
     State                           600         375         239
                                  ______      ______      ______
        Total income tax expense  $  600      $  419      $  357
                                  ======      ======      ======

The effective tax rate on income before extraordinary item and cumulative effect of a change in accounting principle differs from the statutory rate as follows:
                                        Fiscal Year Ended
                                 ________________________________
                                 Dec. 31,    Jan. 1,      Jan. 2,
                                   1994       1994         1993
                                 ________    _______    _________
                                                        (Deferred
                                  (Liability Method)      Method)
                                 ___________________    _________
     Statutory rate               (34.0)%     34.0%       (34.0)%
     Tax effect of:
       Items relating to
        Fresh Start Reporting        -          -         (15.7)
       Amortization of
        intangible assets          16.0       74.4          8.1
       State taxes, net of
        federal benefit             3.0        8.7           .9
       Alternative minimum tax       -         1.6           .4
       Limitation on recognition
        of tax benefit             19.6         -          41.6
       Benefit of net deductible
        temporary differences        -      (103.9)          -
                                  _____      _____        _____

                                    4.6%      14.8%         1.3%
                                  =====      =====        =====

     At December 31, 1994 and January 1, 1994, the deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                              1994         1993
                                            ________     _______
     Deferred tax assets:
       Retiree medical benefit plan
        accruals                            $ 26,805     $26,521
       Pension plan accruals                   5,373       6,524
       Plant closing accruals                  2,524       2,621
       Employee compensation and benefits
        accruals                               7,111       3,552
       Other accrued expenses                  1,227       5,286
       Net operating loss carryforwards       53,360      54,880
                                            ________     _______
         Total deferred tax assets            96,400      99,384
                                            ________     _______
     Deferred tax liabilities:
       Capitalized leases                       (265)       (167)
       Accumulated depreciation               (1,496)     (7,613)
       Intangible assets                      (9,059)     (8,865)
       Other                                     (78)        (78)
                                            ________     _______
         Total deferred tax liabilities      (10,898)    (16,723)
                                            ________     _______

     Net deferred tax assets                  85,502      82,661
     Valuation allowance                     (54,564)    (51,723)
                                            ________     _______
     Net deferred tax assets                $ 30,938     $30,938
                                            ========     =======

     At December 31, 1994, after considering utilization restrictions, the Company's tax loss carryforwards approximated $133.4 million. In accordance with the provisions of SOP 90-7, benefits realized from preconfirmation net operating loss carryforwards are used to reduce Reorganization Value in Excess of Amounts Allocable to Identifiable Assets until such net operating loss carryforwards are exhausted. The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $87.9 million in 1995, $13.3 million in each of years 1996 through 1998, $5.0 million in 1999 and $0.6 million in 2000. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire as follows: $43.6 million in 1996, $17.5 million in 1998, $6.0 million in 1999, $.8 million in 2000 and $65.5 million during the years 2001 through 2009.


Note 10  Employee Benefit Plans

     The Company and certain subsidiaries maintain employee benefit plans covering most employees. All full-time employees of the Company and its subsidiaries who have obtained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary, not to exceed the limit set by the Internal Revenue Service, to a 401(k) plan. The Company makes contributions on behalf of each participant of a matching amount not to exceed the employee's contribution or 3% of such employee's salary.

     Substantially all of the hourly employees at both Wilson Foods Corporation ("Wilson Foods") and Stoppenbach, Inc. ("Stoppenbach"), subsidiaries of the Company, participate in defined benefit pension plans. Information presented below includes benefits and Company obligations associated with participants of closed and sold operations. The funded status of the defined benefit plans at December 31, 1994 and January 1, 1994 is as follows (in thousands):

                                            1994          1993
                                          _______       _______
 Actuarial present value of benefit
  obligations:
    Vested benefit obligation             $59,992       $66,137
                                          =======       =======

    Accumulated benefit obligation        $61,516       $67,760
                                          =======       =======

    Projected benefit obligation          $61,516       $67,838
 Plan assets at fair value                 48,722        51,910
                                          _______       _______
 Projected benefit obligation
  in excess of plan assets                 12,794        15,928
 Unrecognized net actuarial loss -
  difference in assumptions and actual
  experience                               (1,637)       (1,653)
 Adjustment required to recognize
  additional minimum liability              1,575         1,575
                                          _______       _______
 Accrued pension cost                     $12,732       $15,850
                                          =======       =======

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

     Pension costs of the defined benefit plans for fiscal 1994, 1993 and 1992 are composed of the following components, based on expected long-term rates of return of 8.5%, 9.0% and 9.0% and discount rates of 8.75%, 7.5% and 6.5% for the Stoppenbach plan and expected long-term rates of return of 8.5%, 8.5% and 8.5% and discount rates of 8.75%, 7.5% and 8.5% for the Wilson Foods plan (in thousands):

                            December 31,   January 1,  January 2,
                                 1994          1994        1993
                            ____________   __________  __________
Service cost for benefits
 earned during the year         $  370       $  304      $  620
Interest cost on projected
 benefit obligation              4,991        5,104       4,796
Return on plan assets           (4,330)      (3,667)     (3,476)
Amortization of transition
 obligation and unrecognized
 prior service cost               -              41          52
                                ______       ______      ______
Total pension cost              $1,031       $1,782      $1,992
                                ======       ======      ======

     Expenses for all of the Company's retirement plans for fiscal years 1994, 1993 and 1992 were (in millions) $2.1, $3.0 and $3.4, respectively.

     Wilson Foods provides life insurance and medical benefits ("Postretirement Medical Benefits") for substantially all retired hourly and salaried employees under various defined benefit plans, which prior to fiscal 1993 had been accounted for on the pay-as-you-go method. Contributions are made by certain retired participants toward their Postretirement Medical Benefits.

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). Upon adoption of the new standard, the Company recorded, in the first quarter of 1993, a one-time, noncash charge for the cumulative effect of the change in accounting principle of $34.4 million, a deferred tax benefit of approximately $31.0 million and a liability of $65.4 million for Postretirement Medical Benefits. The obligation as of the beginning of fiscal 1993 represents the discounted present value of accumulated retiree benefits, other than pensions, attributed to employees' service rendered prior to that date. The effect of adopting FAS 106 for the year ended January 1, 1994 was to increase net periodic postretirement benefit cost and decrease earnings before cumulative effect of accounting change by $1.1 million ($0.15 per share) and increase net loss by $35.5 million ($4.79 per share). Postretirement benefit cost was $4.4 million for the year ended January 2, 1993 which was recorded on the pay-as-you-go basis.

     The components of net periodic postretirement benefit cost for the years ended December 31, 1994 and January 1, 1994 were as follows (in thousands):

                                                1994       1993
                                               ______     ______
Service cost                                   $  241     $  343
Interest on accumulated benefit obligation      5,372      5,719
Other                                             (21)      -
                                               ______     ______
Net periodic postretirement benefit cost       $5,592     $6,062
                                               ======     ======

     The actuarial and recorded liabilities for these Postretirement Medical Benefits at December 31, 1994 and January 1, 1994 were as follows (in thousands):
                                                 1994      1993
                                               _______   _______
Accumulated postretirement benefit obligation:
  Retirees and dependents                      $58,421   $66,417
  Actives not fully eligible                       341     3,948
  Actives fully eligible                         5,535     3,469
                                               _______   _______
                                                64,297    73,834
  Assets at fair value                            (641)     (307)
                                               _______   _______
Accumulated postretirement benefit obligation
 in excess of plan assets                       63,656    73,527
  Unrecognized net gain (loss)                   2,965    (7,477)
  Unrecognized prior service cost                  391       403
                                               _______   _______
Liability recognized on the balance sheet       67,012    66,453
Less current portion                             5,076     4,759
                                               _______   _______
Noncurrent liability for postretirement
 medical benefits                              $61,936   $61,694
                                               =======   =======

     For measuring the accumulated postretirement medical benefit obligation, a 9.6% annual rate of increase in the per capita claims cost was assumed for 1995. This rate was assumed to decrease gradually to 8.4% by 2000, 7.4% by 2005, and 6.5% by 2010 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated obligation was 8.75% and 7.5% for fiscal 1994 and 1993, respectively. The expected long-term rate of return on plan assets was 6.0% for both fiscal years 1994 and 1993.

     If the health care cost trend rate were increased 1.0%, the accumulated benefit obligation as of December 31, 1994 would have increased by $1.2 million. The effect of this change on the aggregate of service and interest cost for the year ended
December 31, 1994 would be an increase of $0.1 million.

     The 1992 Stock Incentive Plan (the "Plan") authorizes the Company to grant stock options and/or Common Stock aggregating 810,000 shares to directors, officers and other key employees.
In February 1992, the Company granted 105,000 restricted shares (11,666 shares subsequently lapsed), one-third of which vested annually, beginning January 1, 1993. On January 1, 1995, the remaining restricted shares vested. The Company also granted 105,000 performance shares (53,330 shares subsequently lapsed) which vested annually over three years based upon the attainment of targeted earnings. The number of performance shares that were issued and vest by February 2, 1995, is 51,670 (which includes 35,416 shares issued under employee separation agreements). As of December 31, 1994, the Company has also granted 1,198,190 Common Stock options (869,694 of which are subject to approval of stockholders at the next annual meeting of stockholders)(67,334 of which subsequently lapsed) at option prices ranging from $9.00 to $16.00 per share. The options are exercisable over a three to five year period.

     Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" became effective for fiscal year 1994. The Company generally does not provide postemployment benefits, other than workers compensation and long-term disability, the costs of which are estimated and accrued as the events occur, accordingly, implementation of this statement has not had a material effect on the Company's financial condition or results of operations.


Note 11  Commitments and Contingencies

     The Company has committed to minimum purchases of raw materials and supplies for delivery at various times in 1995.
The total of such commitments at December 31, 1994, is approximately $21.1 million.

     In September 1992, United Refrigerated Services, Inc. ("URS") filed suit against Wilson Foods and unaffiliated parties Normac Foods, Inc. ("Normac") and Thompson Builders of Marshall, Inc. ("Thompson") in the Circuit Court of Saline County, Missouri. The URS lawsuit involves claims for property damage as a result of a fire in a warehouse owned by URS in Marshall, Missouri, in which Wilson Foods was leasing space. The URS lawsuit is in discovery stages. URS claims real and personal property damage of approximately $15.0 million or, alternatively, for trebling of the real property damage (currently estimated by the Company at approximately $6.0 million, or $18.0 million in the aggregate).

     In its answer, Wilson Foods filed a counterclaim against URS and a cross-claim against other codefendants for indemnity and/or contribution. The fire occurred in a part of the URS warehouse being leased by Wilson Foods in which Wilson Foods had produced sausage patties under contract for Normac until the contract terminated in September 1991. Normac's contractor, Thompson, was removing Normac's equipment with a torch when fire broke out and destroyed a large section of the URS warehouse and its contents.

     In 1993, ConAgra, Inc. ("ConAgra") also filed suit against Wilson Foods, Normac and Thompson in Saline County, Missouri. ConAgra seeks damages in the amount of $9.4 million from the named defendants for frozen food that was stored in another part of the Marshall warehouse at the time of the fire and allegedly damaged. The ConAgra case also is in discovery.

     The Company's insurer has retained counsel to defend the Company in these matters. Wilson Foods has substantial defenses to these pending and threatened claims and the Company believes it is not likely that Wilson Foods will ultimately incur a loss in excess of its insurance coverage.

     In the opinion of management, the Company's exposure to loss, if any, under various claims and legal actions that have arisen in the normal course of business, that are not covered by insurance, will not be material.

                  REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Doskocil Companies Incorporated

We have audited the consolidated financial statements of Doskocil Companies Incorporated and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Doskocil Companies Incorporated and subsidiaries as of December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, January 1, 1994, and January
2, 1993 in conformity with generally accepted accounting principles.



                              (Coopers & Lybrand L.L.P.)

                              COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
March 3, 1995

               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1994 and January 1, 1994.
            (Amounts are in thousands except per share data.)



                                                   Quarter
                                   _______________________________________
Year ended December 31, 1994<F1>     First   Second<F2> Third<F3>   Fourth <F4>
____________________________       ________  ________   ________   ________
Net sales                          $156,223  $166,702   $205,355   $222,380
Gross profit                         26,741    30,666     41,938     47,064
Net income (loss)                      (478)   (1,767)    (3,526)   (10,427)
Earnings (loss) per share,
  primary and fully diluted          $(0.06)   $(0.22)    $(0.44)    $(0.94)

                                                   Quarter
                                   ________________________________________
Year ended January 1, 1994          First<F5>  Second     Third    Fourth <F6>
__________________________         ________  ________   ________   ________
Net sales                          $144,555  $158,066   $168,701   $176,885
Gross profit                         24,083    25,852     28,060     32,682
Net income (loss)                   (35,956)    1,047        813      2,077
Earnings (loss) per share,
  primary and fully diluted          $(5.88)    $0.13      $0.10      $0.26

__________

<F1>  Includes the results of operations of the Specialty Brands
      Division acquired June 1, 1994.

<F2>  The second quarter of the year ended December 31, 1994 included an extraordinary loss on early extinguishment of debt, net of income tax benefit, of $1.0 million.

<F3>  The third quarter of the year ended December 31, 1994 included a charge to the extraordinary loss of $1.4 million for the reversal of an income tax benefit.

<F4>  The fourth quarter of the year ended December 31, 1994 included a charge of $12.5 million for restructuring and integration.

<F5>  The first quarter of the year ended January 1, 1994 included a noncash charge of $34.4 million for the cumulative effect on prior years of change in accounting for postretirement benefits other than pensions.

<F6>  The fourth quarter of the year ended January 1, 1994 included a charge of $1.0 million under an employment agreement and a $0.5 million provision for plant closing.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DOSKOCIL COMPANIES INCORPORATED

                                By:( William L. Brady)
                                    William L. Brady
                                    Vice President, Controller
                                    and Assistant Corporate
                                    Secretary
Dated: March 7, 1995

                  Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                      Title                 Date
  _________                      _____                 ____

                           Chairman of the Board,   March 7, 1995
                           President, Chief
(R. Randolph Devening)     Executive Officer
R. Randolph Devening       and Director

                           Senior Vice President    March 7, 1995
                           and Chief
(Horst O. Sieben)          Financial Officer
Horst O. Sieben

                           Vice President,
                           Controller and           March 7, 1995
(William L. Brady)         Assistant Corporate
William L. Brady           Secretary

(R. Theodore Ammon)        Director                 March 7, 1995
R. Theodore Ammon

(Richard T. Berg)          Director                 March 7, 1995
Richard T. Berg

(Dort A. Cameron III)      Director                 March 7, 1995
Dort A. Cameron III

(Yvonne V. Cliff)          Director                 March 7, 1995
Yvonne V. Cliff

(Terry M. Grimm)           Director                 March 7, 1995
Terry M. Grimm

(Paul S. Levy)             Director                 March 7, 1995
Paul S. Levy

(Angus C. Littlejohn, Jr.) Director                 March 7, 1995
Angus C. Littlejohn, Jr.

(Paul W. Marshall)         Director                 March 7, 1995
Paul W. Marshall

                           INDEX TO EXHIBITS


Exhibit
Number                  Description
_______                 ___________

 3.1              Amended and Restated Certificate of
                  Incorporation of Doskocil Companies
                  Incorporated ("Doskocil") (incorporated herein by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 31, 1994)

 3.2              Amended and Restated Bylaws of Doskocil
                  (incorporated herein by reference to Exhibit
                  3.2 to Annual Report on Form 10-K filed on
                  March 31, 1994)

 4.1 Specimen certificate for Doskocil Common Stock, par value $.01 per share (incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-8, dated March 3, 1992, and filed on March 4, 1992)

 4.2 Credit Agreement among Doskocil, the Several Lenders from Time to Time Parties Thereto and Chemical Bank, as Agent dated as of May 25, 1994 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K filed on June 14, 1994)

 4.3              First Amendment to Credit Agreement dated
                  November 2, 1994

 4.4              Second Amendment to Credit Agreement dated
                  February 10, 1995

 4.5 Form of Doskocil 9 3/4% Senior Subordinated Redeemable Notes due 2000 (incorporated herein by reference to Exhibit 4.22 to Amendment No. 2 to Registration Statement on Form S-1 filed April 13, 1993)

 4.6 Indenture between Doskocil and First Fidelity Bank, National Association, New York, as Trustee (incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K, dated April 28, 1993, and filed April 30, 1993)

 4.7 First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association,
                  New York, as Trustee dated as of June 1, 1994

 4.8 Warrant Agreement dated as of October 31, 1991, between Doskocil and the signatory banks thereto (incorporated herein by reference to
                  Exhibit 4.2 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 4.9              Amended and Restated Certificate of
                  Incorporation of Doskocil (see Exhibit 3.1 above)

 4.10             Amended and Restated Bylaws of Doskocil (see
                  Exhibit 3.2 above)

 4.11             Doskocil Companies Incorporated Retirement and
                  Profit Sharing Plan (incorporated herein by reference to Exhibit 4.8 to Annual Report on Form 10-K filed on March 31, 1994)

 4.12* Doskocil Companies Incorporated 1992 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.9 to Annual Report on Form 10-K filed on March 31, 1994)

 4.13 Lease by and between the City of South Hutchinson, Kansas and Doskocil dated August 1, 1985 (incorporated herein by reference to
                  Exhibit 10.14 to Annual Report on Form 10-K,
                  dated April 12, 1991, and filed on April 15,
                  1991)

 4.14 Guaranty Agreement between Doskocil and The Fourth National Bank and Trust Company, Wichita, dated August 1, 1985 (incorporated herein by reference to Exhibit 4.12 to Annual Report on Form 10-K, dated March 12, 1992, and filed on March 13, 1992)

 4.15 Agreement for Waste Water Treatment Service between Stoppenbach, Inc. and the City of Jefferson, Wisconsin, dated November 1985 (incorporated herein by reference to
                  Exhibit 4.13 to Annual Report on Form 10-K,
                  dated March 12, 1992, and filed on March 13,
                  1992)

 10.1             Credit Agreement among Doskocil, the Several
                  Lenders from Time to Time Parties Thereto and
                  Chemical Bank, as Agent dated as of May 25,
                  1994 (see Exhibit 4.2 above)

 10.2             First Amendment to Credit Agreement dated
                  November 2, 1994 (see Exhibit 4.3 above)

 10.3             Second Amendment to Credit Agreement dated
                  February 10, 1995 (see Exhibit 4.4 above)

 10.4             Form of Doskocil 9 3/4% Senior Subordinated
                  Redeemable Notes due 2000 (see Exhibit 4.5 above)

 10.5             Indenture between Doskocil and First Fidelity
                  Bank, National Association, New York, as
                  Trustee (see Exhibit 4.6 above)

 10.6 First Supplemental Indenture between Doskocil and First Fidelity Bank, National Association,
                  New York, as Trustee dated as of June 1, 1994
                  (see Exhibit 4.7 above)

 10.7             Warrant Agreement dated as of October 31,
                  1991, between Doskocil and the signatory banks thereto (see Exhibit 4.8 above)

 10.8             Doskocil Companies Incorporated Retirement and
                  Profit Sharing Plan (see Exhibit 4.11 above)

 10.9*            Doskocil Companies Incorporated Annual
                  Incentive Plan (incorporated herein by
                  reference to Exhibit 10.4 to Annual Report on Form 10-K, dated March 12, 1992 and filed
                  March 13, 1992)

 10.10*           Doskocil Companies Incorporated 1992 Stock
                  Incentive Plan, as amended (see Exhibit 4.12 above)

 10.11 Wilson Foods Corporation Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation effective January 1, 1985, restated December 31, 1987 (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K, dated March 12, 1992, and filed on March 13, 1992)

 10.12* Employment Agreement dated November 1, 1991, between Doskocil and John Hanes (incorporated herein by reference to Exhibit 9 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15, 1991)

 10.13* Separation Agreement and Release dated December 31, 1993 between Doskocil and John Hanes (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K filed on March 31, 1994)

 10.14* Employment Agreement dated November 1, 1991, between Doskocil and Theodore A. Myers (incorporated herein by reference to Exhibit 10 to Current Report on Form 8-K, dated November 14, 1991, and filed on November 15,
                  1991)

 10.15* Settlement Agreement dated July 6, 1993 between Doskocil and Theodore A. Myers (incorporated herein by reference to Exhibit
                  10.20 to Annual Report on Form 10-K filed on
                  March 31, 1994)

 10.16* Employment Agreement dated August 2, 1994, between Doskocil and R. Randolph Devening (incorporated herein by reference to the exhibit filed with the Current Report on Form 8-K, dated August 15, 1994 and filed on August 17, 1994)

 10.17*           Employment Agreement dated May 3, 1994,
                  between Doskocil and Robert S. Wright, amended
                  August 17, 1994 and further amended January 6,
                  1995

 10.18* Employment Agreement dated January 30, 1995 between Doskocil and Larry P. Swafford

 10.19* Settlement Agreement dated December 2, 1994, between Doskocil and Charles I. Merrick

 10.20* Form of Transition Employment Agreement dated on or after December 17, 1991, between Doskocil and Thomas G. McCarley, William L. Brady, David J. Clapp, Raymond J. Haefele, Darian B. Andersen, Bryant P. Bynum, Lee C. Harrison, T.D. Traver, Charles M. Sweeney, Horst O. Sieben, Howard C. Madsen, Robert S. Riddle, Charles E. Smith, Larry P. Swafford and Gregory P. Ibsen (incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 to Registration Statement on Form S-1, Registration Statement No. 33-59484, filed on April 20, 1993)

 10.21*           Non-Qualified Stock Option Agreement dated
                  September 29, 1994 between Doskocil and R.
                  Randolph Devening

 10.22* Form of Non-Qualified Stock Option Agreement dated on or after September 29, 1994 between Doskocil and William L. Brady, Bryant P. Bynum, David J. Clapp, Horst O. Sieben, Thomas
                  G. McCarley, Robert S. Wright, Raymond J.
                  Haefele and Howard C. Madsen

 10.23*           Separation Pay Plan, dated March 31, 1993
                  (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K, dated June 10,
                  1993, and filed on July 13, 1993)

 10.24 Form of Indemnification Agreement between Doskocil and its non-employee Directors (incorporated herein by reference to Exhibit
                  10.42 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.25            Lease by and between the City of South
                  Hutchinson, Kansas and Doskocil dated August
                  1, 1985 (see Exhibit 4.13 above)

 10.26 Lease dated November 4, 1991, between Doskocil and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.35 to Annual Report on Form 10-K, dated March 12, 1992 and filed on March 13, 1992)

 10.27 Lease Agreement dated April 4, 1992, between Doskocil and Millard Refrigerated Services-Atlanta, as amended (incorporated herein by reference to Exhibit 10.27 to Registration Statement on Form S-1 dated August 28, 1992)

 10.28 Agreement between Wilson Foods Corporation and the City of Cherokee, Iowa, dated February 28, 1964, and First Amendment thereto dated October 24, 1978; Second Amendment thereto dated February 24, 1981; and Third Amendment thereto dated August 18, 1983, covering water and sewage services (incorporated herein by reference to Exhibit 10.34 to Registration Statement on Form S-1 dated March 12, 1993)

 10.29 Agreement dated December 26, 1989, by and between the City of Cherokee, Iowa and Wilson Foods Corporation, covering water rates (incorporated herein by reference to Exhibit
                  10.35 to Registration Statement on Form S-1
                  dated March 12, 1993)

 10.30 Equipment Lease Agreement between Wilson Foods and MDFC Equipment Leasing Corporation, dated May 20, 1992, and related unconditional Guaranty executed by Doskocil dated June 11, 1992, and Equipment Lease Addendum to date (incorporated herein by reference to Exhibit
                  10.38 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.31 Stock Purchase Agreement by and between Doskocil and JLL dated February 16, 1993 (incorporated herein by reference to Exhibit 1 to Current Report on Form 8-K dated February 18, 1993 and Filed on February 19, 1993)

 10.32 Agreement dated as of March 22, 1993, by and between Joseph Littlejohn and Levy Fund, L.P., The Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit
                  10.43 to Amendment No. 1 to Registration
                  Statement on Form S-1 dated March 24, 1993)

 10.33 Stockholders Agreement dated as of March 22, 1993, by and between the Airlie Group, L.P. and Doskocil (incorporated herein by reference to Exhibit 10.44 to Amendment No. 1 to Registration Statement on Form S-1 dated
                  March 24, 1993)

 10.34 Master Equipment Lease between Doskocil and Cargill Leasing Corporation dated September 1, 1993 (incorporated herein by reference to Exhibit 10.35 to Annual Report on Form 10-K filed on March 31, 1994)

 10.35 Stock Purchase Agreement between International Multifoods Corporation and Doskocil Companies Incorporated dated as of March 17, 1994 (incorporated herein by reference to Exhibit
                  10.36 to Annual Report on Form 10-K filed on
                  March 31, 1994)

 11.1             Calculation of Earnings Per Share

 20.1**           Annual Report on Form 11-K with Respect to
                  Doskocil Employee Investment Plan

 21.1             Subsidiaries of Doskocil

 22.1             Proxy Statement for Annual Meeting of
                  Stockholders (incorporated herein by reference to Form S-4 Registration Statement filed on
                  February 17, 1995)

 23.1             Consent of Independent Accountants

 27.1             Financial Data Schedule


*  Management contracts and compensatory plans or arrangements
** To be filed by amendment.