Form 10-K/A
period 1994-12-31
DOSKOCIL COMPANIES INC
filed 1995-05-12
CIK 4960

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

                                            Name of Each Exchange
     Title of Each Class                      on Which Registered
Common Stock, par value $.01               Nasdaq National Market

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



                         DOSKOCIL COMPANIES INCORPORATED
                                  (Registrant)



Date:  May 12, 1995      By:/s/ William L. Brady
                            William L. Brady
                            Vice President and
                            Corporate Controller

                                              EXHIBIT 20.1

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

For the fiscal year ended     December 31, 1994


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


  A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
PLAN


  B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                     DOSKOCIL COMPANIES INCORPORATED
                     2601 NW Expressway, Suite 1000W
                      Oklahoma City, Oklahoma 73126

                            REQUIRED INFORMATION

The following financial statements and supplemental schedules are furnished for the plan:

                                    INDEX

                                                             Page

Report of Independent Accountants                             4

Statement of Net Assets Available for Plan
   Benefits as of December 31, 1994 and
   December 31, 1993                                          5

Statement of Changes in Net Assets Available
   for Plan Benefits for the Years Ended
   December 31, 1994 and December 31, 1993                    6

Notes to Financial Statements                                 7

Supplemental Schedules:
   Schedule I:
     Item 27a - Schedule of Assets Held for Investment
     Purposes at December 31, 1994                           14

   Schedule II:
     Item 27d - Schedule of Reportable Transactions for
     the Year Ended December 31, 1994                        15

                                  Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the administrative committee has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                               DOSKOCIL COMPANIES INCORPORATED
                               RETIREMENT AND PROFIT SHARING PLAN



                             By/s/ Bryant P. Bynum
                               Bryant P. Bynum
                               Plan Administration Committee for
                               Doskocil Companies Incorporated
                               Retirement and Profit Sharing Plan



Date:  May 12, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Plan Administrators
Doskocil Companies Incorporated Retirement and Profit Sharing
Plan

      We have audited the accompanying financial statements of the Doskocil Companies Incorporated Retirement and Profit Sharing
Plan as listed in the accompanying index on page 2. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Doskocil Companies Incorporated Retirement and Profit Sharing Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

      Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in Note E is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                    COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
April 25, 1995

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING PLAN

            STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                            December 31, 1994 and 1993


                                             1994           1993
                                          ___________    ___________
            ASSETS
Investments, at fair value:
   Common trusts                          $24,364,230    $24,767,255
   Mutual funds                             9,009,206      7,551,301
   Common stocks                                 -            26,241
   Participant loans                        1,052,751        738,815
   Temporary investment funds                 167,662        118,137
                                          ___________    ___________
     Total investments                     34,593,849     33,201,749
                                          ___________    ___________
Receivables:
   Employer's contribution                       -           380,000
   Accrued interest and other receivables         249         12,537

Cash, non-interest bearing                     68,910         12,414
                                          ___________    ___________
   Total assets                            34,663,008     33,606,700
                                          ___________    ___________
          LIABILITIES

Other payables                                 51,235         12,227
                                          ___________    ___________
Net assets available for plan benefits    $34,611,773    $33,594,473
                                          ===========    ===========


                      The accompanying notes are an integral
                        part of the financial statements.

        DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING PLAN

          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                  For the years ended December 31, 1994 and 1993

                                              1994          1993
                                          ___________    ___________
Additions to net assets attributed to:
   Investment income:
     Interest and dividends               $    23,965    $     7,020
     Net appreciation in fair value
       of investments                         997,751      2,086,545
                                          ___________    ___________
                                            1,021,716      2,093,565
     Less investment expenses                 (89,455)       (32,547)
                                          ___________    ___________
                                              932,261      2,061,018
                                          ___________    ___________
   Contributions:
     Employees                              3,458,471      1,652,042
     Employer                               1,193,908      2,162,586
                                          ___________    ___________
                                            4,652,379      3,814,628
                                          ___________    ___________
        Total additions                     5,584,640      5,875,646

Deductions from net assets
   attributed to:
     Participant withdrawals                4,475,263        812,071
     Administrative expenses                   92,077           -
                                          ___________    ___________
        Total deductions                    4,567,340        812,071
                                          ___________    ___________
Net increase                                1,017,300      5,063,575

Transfer from merged plan (Note A)               -        20,584,364

Net assets available for plan benefits:
   Beginning of year                       33,594,473      7,946,534
                                          ___________    ___________
   End of year                            $34,611,773    $33,594,473
                                          ===========    ===========

                      The accompanying notes are an integral
                        part of the financial statements.

DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING
PLAN
                  NOTES TO FINANCIAL STATEMENTS

A.  DESCRIPTION OF THE PLAN

    The following brief description of the Doskocil Companies
    Incorporated Retirement and Profit Sharing Plan (the "Plan") is provided for general information purposes only.
    Participants should refer to the Plan agreement for more complete information.

    GENERAL - The purpose of the Plan is to encourage participating employees of Doskocil Companies Incorporated and Subsidiaries ("Doskocil") to save funds on a tax-favored basis and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

    The Plan was modified effective July 1, 1993, as a result of the merger of the Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation into the Doskocil Employee Investment Plan. In conjunction with the merger, certain Plan amendments were approved that also became effective July 1, 1993.

    PARTICIPATION - Prior to July 1, 1993, all employees age 18 and older were eligible to participate. Effective July 1, 1993, all new entrants to the Plan must be 21 years old and
    have completed one year of continuous service.   An employee
    whose terms of employment are subject to a collective bargaining agreement may not participate in the Plan unless that agreement provides for his or her participation.

    EMPLOYEE CONTRIBUTIONS - Employees may contribute to the Plan, on a tax-deferred basis, an amount equal to a minimum of 1% to a maximum of 15% of unreduced compensation. The maximum amount the participant may contribute during any Plan year is limited by provisions of the Internal Revenue Code and is adjusted annually for increases in the cost of living. For 1994, such maximum amount was $9,240.

    EMPLOYER CONTRIBUTIONS - Each Plan year, Doskocil will match participant contributions to a maximum of 3% of the
    participants' unreduced  compensation.    All matching
    contributions will be invested in the same manner as participant contributions. The employer's contribution, however, for any fiscal year shall not exceed the maximum allowable as a deduction for federal income tax purposes. Effective January 1, 1989, employer's contributions were paid by Doskocil to the trustee in cash or shares of Doskocil stock. During 1990, the Board of Directors of Doskocil suspended the acquisition of additional Doskocil common stock by the Plan. The Company may also contribute at its sole and absolute discretion, an additional profit-sharing contribution in an amount determined by the Company. Effective July 1, 1993, the Company began making seed contributions for all eligible employees. The seed contribution represents 1% of the employees pay up to a maximum of $250 per year. The Company makes the seed contribution even if the employee chooses not to make contributions to the Plan. Employer's contribution receivable at December 31, 1993, which was paid September 15, 1994, represents Doskocil's contribution to the Retirement and Profit Sharing Plan for Salaried Employees of Wilson Foods Corporation Plan for the six months prior to the merger.

    PARTICIPANT ACCOUNTS - Each participant's account is credited with the participant's contribution, allocations of the Company's contribution and any Plan earnings or losses, and charged with an allocation of administrative expenses. Allocations are based on participants' account activity. Forfeited balances of terminated participants' nonvested accounts are used to reduce future employer matching contributions.

    INVESTMENT OPTIONS - Participants in the Plan have three investment options available for their contributions. Participants may elect to invest in one or more of the three options, allocating 0% to 100% of their contributions to the option(s) selected in 10% increments. The options are as follows:

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

    Participants may change their investment options quarterly.

    Upon receipt of the employee and employer contributions, amounts are invested in temporary investment funds, generally money market funds, until the appropriate transfer of amounts to the various investment options can be made.

    PARTICIPANT LOANS - Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Loan Fund. Upon receipt of the loan transaction amount, the funds are invested in temporary investment funds, generally money market funds. Loan terms range from one to five years. The loans are secured by the balance in the participant's account and bear interest. The interest rate is the prime rate in effect on the last day of the calendar quarter preceding the date on which the loan is made, plus one percentage point. Interest rates range from 7% to 10.5%. Principal and interest are paid ratably through monthly payroll deductions.

    VESTING - Prior to July 1, 1993, each participant had at all times a 100% vested (nonforfeitable) interest in the balances of both the employee and employer contributions plus actual earnings thereon. Effective July 1, 1993, all new entrants to the Plan will vest 100% in the employer contributions after three years and are at all times fully vested in the employee contributions.

    PARTICIPANT WITHDRAWALS - Upon termination of service, a participant can elect to receive a lump-sum distribution of cash equal to the value of his or her account, or can request quarterly distributions at their discretion up to their remaining account balance.

    In accordance with the standards of accounting and reporting as described in the American Institute of Certified Public Accountants' industry audit guide entitled Audits of Employee Benefit Plans, the Plan does not accrue for amounts allocated to accounts of persons who have elected to withdraw from the Plan but have not been paid as of the end of the Plan year. Such amounts totaled $667,908 and $1,013,127 at December 31, 1994 and 1993, respectively.

    PLAN EXPENSES - Effective July 1, 1994, all expenses of administering the plan are paid by the Plan. Prior to July
    1, 1994 administrative expenses, except for investment expenses, were paid by Doskocil.

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

B.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF ACCOUNTING - The financial statements of the Plan are prepared following the accrual method of accounting.

    VALUATION OF INVESTMENTS - The Plan presents in the statement of changes in net assets available for Plan benefits the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments. Investments are valued at quoted market prices.

    RECLASSIFICATIONS - Prior year investment and contribution amounts have been reclassified to conform with the current year presentation.

C.  INVESTMENTS

    The following table includes investments at fair value as of December 31, 1994 and 1993, representing 5 percent or more of net assets available for plan benefits as of the end of the year:

                                                 1994        1993
                                             ___________  ___________
    The Accel Fund                           $ 2,426,697  $ 2,366,621
    The Beutel Trust Fund                      2,541,727    2,642,099
    Dietche and Field Group Trust A            2,610,345    2,085,704
    Ameritrust Managed Guaranteed
     Investment Contract Fund                 16,785,461   17,672,830
    New York Venture Fund                      3,499,685    2,674,694
    Vanguard Fixed Income Securities
     Fund                                      3,791,268    3,177,265

D.  TAX STATUS

    Prior to the plan merger, the predecessor plans had received determination letters from the Internal Revenue Service qualifying those plans under Sections 401(a) and 401(k) of the Internal Revenue Code ("IRC"). In conjunction with the plan merger, the Plan has requested a determination letter to remain qualified under the same IRC sections. Although no determination letter has yet been received, the Plan's management believes such a letter will be obtained.

    The Trust is exempt from federal income taxes under the provisions of Section 501(a).

E.  SUPPLEMENTAL FUND INFORMATION

     The following tables show the allocation of changes in net assets and net assets available for plan benefits for each investment option fund for the years ended December 31, 1994 and December 31, 1993.

                                                                                    1994
                                                ______________________________________________________________________________
                                                  Company                                 Fixed
                                                  Common       Equity       Balanced      Income         Loan
                                                Stock Fund      Fund          Fund         Fund          Fund         Total
                                                __________   ___________   __________   ___________   __________   ___________
      Additions to net assets attributed to:
       Investment income (loss):
         Interest and dividends                   $    52    $       836   $      727   $     2,168   $   20,182   $    23,965
         Net appreciation (depreciation)
          in fair value of investments              4,770        (42,851)     (60,505)    1,096,337         -          997,751
                                                  _______    ___________   __________   ___________   __________   ___________
                                                    4,822        (42,015)     (59,778)    1,098,505       20,182     1,021,716
         Less investment expenses                      (2)       (37,353)      (3,149)      (46,865)      (2,086)      (89,455)
                                                  _______    ___________   __________   ___________   __________   ___________

                                                    4,820        (79,368)     (62,927)    1,051,640       18,096       932,261
       Contributions                                 -         1,752,025    1,272,068     1,628,286         -        4,652,379
                                                  _______    ___________   __________   ___________   __________   ___________
         Total additions                            4,820      1,672,657    1,209,141     2,679,926       18,096     5,584,640
      Deductions from net assets attributed to:
       Participant withdrawals                       (280)      (733,023)    (498,506)   (3,192,330)     (51,124)   (4,475,263)
       Administrative expenses                     (1,249)       (26,318)     (15,430)      (43,247)      (5,833)      (92,077)
      Net transfers in (out)                      (29,858)       254,926     (121,017)     (507,414)     403,363          -
                                                  _______    ___________   __________   ___________   __________   ___________
      Net increase (decrease)                     (26,567)     1,168,242      574,188    (1,063,065)     364,502     1,017,300
      Net assets available for plan benefits:
       Beginning of period                         26,567      9,296,558    5,548,886    17,934,154      788,308    33,594,473
                                                  _______    ___________   __________   ___________   __________   ___________
       End of period                              $  -       $10,464,800   $6,123,074   $16,871,089   $1,152,810   $34,611,773
                                                  =======    ===========   ==========   ===========   ==========   ===========

                                                                                    1993
                                                ______________________________________________________________________________
                                                  Company                                 Fixed
                                                  Common       Equity       Balanced      Income         Loan
                                                Stock Fund      Fund          Fund         Fund          Fund         Total
                                                __________   ___________   __________   ___________   __________   ___________
      Additions to net assets attributed to:
       Investment income (loss):
         Interest and dividends                   $    21     $    5,099   $     (835)   $     2,512   $    223    $     7,020
         Net appreciation (depreciation)
          in fair value of investments             (9,960)       920,828      468,969        706,708       -         2,086,545
                                                  _______     __________   __________    ___________   ________    ___________

                                                   (9,939)       925,927      468,134        709,220        223      2,093,565
         Less investment expenses                    -           (10,729)         (28)       (21,781)        (9)       (32,547)
                                                  _______     __________   __________    ___________   ________    ___________

                                                   (9,939)       915,198      468,106        687,439        214      2,061,018
       Contributions                                 -         1,295,436      940,609      1,578,583       -         3,814,628
                                                  _______     __________   __________    ___________   ________    ___________
         Total additions                           (9,939)     2,210,634    1,408,715      2,266,022        214      5,875,646
      Deductions from net assets attributed to:
       Participant withdrawals                     (1,189)      (121,386)    (218,510)      (470,986)      -          (812,071)
      Net transfers in (out)                       (3,842)       533,309      136,627     (1,454,188)   788,094           -
                                                  _______     __________   __________    ___________   ________    ___________
      Net increase (decrease)                     (14,970)     2,622,557    1,326,832        340,848    788,308      5,063,575
      Net assets available for plan benefits:
       Beginning of period                         41,537      2,586,438    1,966,558      3,352,001       -         7,946,534
       Transferred from merged plan                  -         4,087,563    2,255,496     14,241,305       -        20,584,364
                                                  _______     __________   __________    ___________   ________    ___________
       End of period                              $26,567     $9,296,558   $5,548,886    $17,934,154   $788,308    $33,594,473
                                                  =======     ==========   ==========    ===========   ========    ===========

        DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING PLAN

            ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                December 31, 1994


  Identity of Issue/               Number of    Maturity     Rate of    Maturity                      Current
Description of Investment           Shares        Date       Interest     Value         Cost           Value
_________________________          _________    ________    _________   ________     ___________    ___________
Interest Bearing Cash:
  EB Temporary Investment Fund          -           -            -      $    -       $   167,662    $   167,662

Common Trusts:
  The Accel Fund                     163,000        -            -           -         2,044,523      2,426,697
  The Beutel Trust Fund              176,703        -            -           -         2,277,602      2,541,727
  Dietche and Field Group
    Trust A                          134,146        -            -           -         2,283,849      2,610,345
  Ameritrust Managed Guaranteed
    Investment Contract Fund       1,659,019        -            -           -        15,240,119     16,785,461

Mutual Funds:
  Acorn Fund Inc. MD Com.             46,658        -            -           -           557,321        571,098
  Fidelity Equity - Income Fund       20,405        -            -           -           621,930        626,428
  New York Venture Fund              313,591        -            -           -         3,682,281      3,499,685
  Vanguard Fixed Income Securities
    Fund                             368,084        -            -           -         3,980,780      3,791,268
  Rowe T. Price Int'l Trust           46,001        -            -           -           491,645        520,727

Loans to Participants
  (installment payments)                -        various    7-10 1/2%        -         1,052,751      1,052,751
                                                                          _______    ___________    ___________
                                                                          $  -       $32,400,463    $34,593,849
                                                                          =======    ===========    ===========

     DOSKOCIL COMPANIES INCORPORATED RETIREMENT AND PROFIT SHARING PLAN

               ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

                    For the year ended December 31, 1994


                                                                                           Current
                                                                                          Value of
  Identity                                                                                Asset on         Net
  of Party                                      Purchase      Selling       Cost of      Transaction     Gain or
  Involved            Description of Asset        Price        Price         Asset          Date          (Loss)
____________          ____________________     __________    __________    __________    ___________    ________
Series of 5%
  Transactions:
______________

State Street Bank     New York Venture Fund    $2,321,509   $     -        $2,321,509     $2,321,509    $   -
  & Trust Co.                                        -       1,435,448      1,406,432      1,435,448      29,016

Texas Commerce        Ameritrust Managed        1,840,952         -         1,840,952      1,840,952        -
  Bank                 Guaranteed Investment         -       3,824,658      3,572,887      3,572,887     251,771

Mellon Bank           EB Temporary Investment
                       Fund                     3,117,166         -         3,117,166      3,117,166        -
                                                     -       3,067,642      3,067,642      3,067,642        -

Mellon Bank           Deposit at Interest       1,342,000         -         1,342,000      1,342,000        -
                                                     -       1,342,000      1,342,000      1,342,000        -


