Form 10-Q
period 1995-04-01
DOSKOCIL COMPANIES INC
filed 1995-05-16
CIK 4960

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended April 1, 1995
                                  OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

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

     On May 11, 1995, the number of shares outstanding of the registrant's common stock, $.01 par value, was 12,433,705.

                       DOSKOCIL COMPANIES INCORPORATED
                          _________________________

                              TABLE OF CONTENTS

                                  FORM 10-Q


                                                             Page
                       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet at
          April 1, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statement of
          Operations - Unaudited, Three Months
          Ended April 1, 1995 and April 2, 1994 . . . . . .    4

          Condensed Consolidated Statement of Cash
          Flows - Unaudited, Three Months Ended
          April 1, 1995 and April 2, 1994 . . . . . . . . .    5

          Notes to the Condensed Consolidated
          Financial Statements - Unaudited  . . . . . . . .   6-8

          Report of Independent Accountants . . . . . . . .    9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . . 10-13


                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .   14

          Signatures  . . . . . . . . . . . . . . . . . . .   15

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollar amounts in thousands, except par value)
                                              April 1,    December 31,
                          ASSETS                1995          1994
                                              ________    ____________
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $  5,989       $ 17,376
  Receivables                                  28,030         29,472
  Inventories                                  54,177         48,488
  Other current assets                          2,288          2,365
  Net current assets of discontinued
   operations (Note 4)                         13,971         12,145
                                             ________       ________
    Total current assets                      104,455        109,846
Property, plant and equipment, net of
 accumulated depreciation and amortization
 of $34,064 and $31,685                        93,177         92,902
Intangible assets, net of accumulated
 amortization of $3,286 and $2,654             83,745         83,687
Deferred charges and other assets              43,013         43,419
Reorganization value in excess of amounts
 allocable to identifiable assets, net of
 accumulated amortization of $8,715 and
 $8,092                                        41,104         41,727
Net noncurrent assets of discontinued
 operations (Note 4)                           70,041         70,686
                                             ________       ________
                                             $435,535       $442,267
                                             ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  1,680       $  1,654
  Accounts payable                             13,275         13,353
  Accrued liabilities                          38,384         44,182
                                             ________       ________
    Total current liabilities                  53,339         59,189
Long-term debt                                223,917        224,260
Other long-term liabilities                    80,355         80,331
Stockholders' equity:
  Preferred stock, 4,000,000 shares
   authorized, none issued and outstanding       -              -
  Common stock, $.01 par value, 20,000,000
   shares authorized, 12,447,860 shares
   issued and outstanding (12,447,914
   shares at December 31, 1994)                   124            124
  Capital in excess of par value              151,046        151,046
  Retained earnings (deficit)                 (71,671)       (71,108)
  Minimum pension liability adjustment         (1,575)        (1,575)
                                             ________       ________
    Total stockholders' equity                 77,924         78,487
                                             ________       ________
                                             $435,535       $442,267
                                             ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

              DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
           (Dollar amounts in thousands, except per share figures)

                                               Three Months Ended
                                               ___________________
                                               April 1,   April 2,
                                                 1995       1994
                                               ________   ________
Net sales                                      $139,405   $ 94,347
Cost of sales                                   108,226     79,733
                                               ________   ________
Gross profit                                     31,179     14,614
Operating expenses:
  Selling                                        16,469      7,167
  General and administrative                      5,861      5,678
  Amortization of intangible assets               1,081        561
                                               ________   ________
    Total                                        23,411     13,406
                                               ________   ________
Operating income                                  7,768      1,208
Other income (expense):
  Interest and financing costs                   (4,355)    (2,272)
  Other, net                                       (157)      (166)
                                               ________   ________
    Total                                        (4,512)    (2,438)
                                               ________   ________
Income (loss) from continuing operations
 before income taxes                              3,256     (1,230)
Income tax benefit (provision)                   (1,450)       782
                                               ________   ________
Income (loss) from continuing operations          1,806       (448)
Discontinued operations (Note 4):
  Income (loss) from operations of the Retail
   Division (less applicable income tax
   benefit of $1,175 in 1995)                    (2,369)       (30)
                                               ________   ________
Net income (loss)                              $   (563)  $   (478)
                                               ========   ========
Earnings (loss) per share-primary
 and fully diluted:
  Income (loss) from continuing operations      $ 0.14     $(0.06)
  Income (loss) from discontinued operations     (0.19)       -
                                                ______     ______
  Net income (loss)                             $(0.05)    $(0.06)
                                                ======     ======

  Weighted average number of common and
   common equivalent shares outstanding -
     primary and fully diluted                   12,448      7,921



The accompanying notes are an integral part of the condensed consolidated financial statements.

               DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
               Increase (Decrease) in Cash and Cash Equivalents
                        (Dollar amounts in thousands)
                                                 Three Months Ended
                                               ______________________
                                                 April 1,    April 2,
                                                   1995        1994
                                                 ________    ________
Cash flows from operating activities:
  Income (loss) from continuing operations      $  1,806   $    (448)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   (used) by continuing operating activities:
    Depreciation and amortization                  2,687       2,134
    Amortization of intangible assets              1,081         561
    Amortization included in interest expense        409         149
    Income taxes                                   1,175        (949)
    Payments for restructuring/integration          (922)       -
    Postretirement medical benefits                   73         250
    Changes in:
      Receivables                                  1,218       1,212
      Inventories                                 (5,689)     (2,021)
      Other current assets                            78          41
      Deferred charges and other assets              (75)        (40)
      Accounts payable and accrued liabilities    (5,972)       (942)
    Other                                            (10)         (2)
                                                ________    ________
      Net cash flows used by continuing
       operations                                 (4,141)        (55)
    Net cash flows used by discontinued
     operations                                   (3,681)       (642)
                                                ________    ________
 Net cash provided (used) by operating
  activities                                      (7,822)       (697)
                                                ________    ________
Cash flows from investing activities:
  Purchase of property, plant and equipment       (2,711)     (1,318)
  Payments received on notes receivable              258         123
  Proceeds from sale of facilities                    25         277
  Net investing activities of discontinued
   operations                                       (453)     (1,336)
                                                ________    ________
 Net cash provided (used) by investing
  activities                                      (2,881)     (2,254)
                                                ________    ________
Cash flows from financing activities:
  Borrowings under revolving working capital
   facility                                         -         55,000
  Payments on revolving working capital
   facility                                         -        (53,000)
  Payments on capital lease and debt
   obligations                                      (331)       (289)
  Net financing activities of discontinued
   operations                                       (353)      1,957
                                                ________    ________
 Net cash provided (used) by financing
  activities                                        (684)      3,668
                                                ________    ________
Increase (decrease) in cash and cash
 equivalents                                     (11,387)        717
Cash and cash equivalents at beginning of
 period                                           17,376       6,203
                                                ________    ________
Cash and cash equivalents at end of period      $  5,989    $  6,920
                                                ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

          DOSKOCIL COMPANIES INCORPORATED AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  GENERAL

      Doskocil Companies Incorporated ("Doskocil") announced on
April 3, 1995, that it is changing its name to Foodbrands
America, Inc.

      The accompanying condensed consolidated financial statements include the accounts of Doskocil and all majority-owned subsidiaries (collectively, the "Company") and have been prepared without audit. The Balance Sheet at December 31, 1994, has been derived from financial statements which have been audited by Coopers & Lybrand L.L.P., independent accountants. Certain prior year balances have been restated to conform to the reporting requirements for discontinued operations (see Note 4).

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (adjustments are of a normal, recurring nature) necessary for a fair presentation of the financial position as of April 1, 1995 and December 31, 1994, and the results of operations for the three months ended April 1, 1995 and April 2, 1994 and cash flows for the three months ended April 1, 1995 and April 2, 1994. Results for the three months ended April 1, 1995 are not necessarily indicative of the results which will be realized for the year ending December 30, 1995. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

NOTE 2  INVENTORIES

      Inventories at April 1, 1995 and December 31, 1994 are summarized as follows (in thousands):
                                        April 1,   December 31,
                                          1995         1994
                                        ________   ____________
          Raw materials and supplies     $17,382      $16,076
          Work in process                  4,595        4,310
          Finished goods                  32,200       28,102
                                         _______      _______
                                         $54,177      $48,488
                                         =======      =======

NOTE 3  INCOME TAXES

      The provision for income taxes on continuing operations consists of the following components (in thousands):

                                   Three Months Ended
                             ______________________________
                             April 1, 1995    April 2, 1994
                             _____________    _____________
      Current:
         Federal                 $   31          $   17
         State                      244             150
                                 ______          ______
                                    275             167
                                 ______          ______
      Deferred:
         Federal                    987            (949)
         State                      188            -
                                 ______          ______
                                  1,175            (949)
                                 ______          ______
            Total                $1,450          $ (782)
                                 ======          ======

The effective tax rate differs from the statutory rate due primarily to amortization of certain intangible assets which are not deductible for tax purposes. The effective tax rate was calculated based on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

NOTE 4  DISCONTINUED OPERATIONS

      On May 1, 1995, the Company announced that it had signed a definitive agreement to sell the assets of its Retail Division to Thorn Apple Valley, Inc. The sales price approximates $64 million in cash payments plus the assumption of long-term debt of approximately $6 million and certain current liabilities related to the division. In connection with this sale the Company will be writing off approximately $65 million of post-bankruptcy intangible assets and anticipates recording a loss on disposition of approximately $37 million upon the closing of the sale. The agreement also includes a potential earnout of an additional $10 million based upon an increase in the market value of the purchaser's common stock. The transaction is scheduled to be completed by the end of May 1995. The Company will reduce its debt under its term loan by $58 million and use the remainder of the proceeds to pay estimated expenses of $6.1 million related to the sale. The results of operations and cash flows attributable to the Retail Division are being reported as discontinued operations and accordingly the balance sheet at December 31, 1994 and the financial information for the first quarter of 1994 have been restated.

      The results of discontinued operations are (in thousands):

                                        Three Months Ended
                                       ____________________
                                       April 1,    April 2,
                                         1995        1994
                                       _______     _______

         Net sales                     $44,806     $61,876
                                       =======     =======
         Income (loss) before taxes    $(3,544)    $   (30)
         Tax (expense) benefit           1,175        -
                                       _______     _______
         Net income (loss)             $(2,369)    $   (30)
                                       =======     =======
      The assets and liabilities of discontinued operations included in the balance sheets are (in thousands):

                                       April 1,    Dec. 31,
                                         1995        1994
                                       ________    ________
         Working capital               $13,971     $12,145
         Net property, plant and
          equipment                     22,646      22,822
         Intangible and other assets    53,662      54,490
         Long-term debt                  6,267       6,626

      The assets included in the sale of the Retail Division have significantly different financial and tax basis. Therefore, for income tax purposes this transaction will generate taxable income of approximately $30 million requiring the utilization of net operating loss carryforwards. The tax affect of this utilization is approximately $11.5 million. In accordance with Fresh Start Reporting as prescribed by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards should be recorded as a reduction of the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("Reorganization Value") rather than be realized as a benefit in the statement of operations. In the second quarter of 1995, as a direct result of the sale and the related tax affect, the Company will be reducing the Reorganization Value by $65 million, which will in turn reduce the amortization of that asset in the future.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Doskocil Companies Incorporated


      We have reviewed the condensed consolidated balance sheet of Doskocil Companies Incorporated and subsidiaries as of April 1, 1995, and the related condensed consolidated statements of operations for the three month periods ended April 1, 1995, and April 2, 1994, and the condensed consolidated statements of cash flows for the three month periods ended April 1, 1995 and April 2, 1994. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 1994 (not presented herein), and in our report dated March 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                  COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
May 2, 1995

                     DOSKOCIL COMPANIES INCORPORATED


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

      Comparability of Periods. Due to the acquisition of the Specialty Brands Division on June 1, 1994, the financial statements for the first quarter of 1994 do not reflect the operating results of Specialty Brands. The operating results attributable to Specialty Brands for the first quarter of 1995 include net sales of $46.6 million, gross profit of $14.1 million and operating income of $3.7 million.

      On May 1, 1995, the Company announced that it had signed a definitive agreement to sell the assets of its Retail Division to Thorn Apple Valley, Inc. The sale is scheduled to close May 30, 1995. The results of operations and cash flows of the division have been reported as discontinued operations and the first quarter of 1994 has been restated to reflect this treatment. The results of continuing operations for the first quarters of 1995 and 1994 do not include the operations of the Retail Division.

Three Months Ended April 1, 1995 Compared to the Three Months Ended April 2, 1994. The Company's net sales for the first quarter of 1995 were $139.4 million, an increase of 48% over sales of $94.3 million for the first quarter of 1994. The increase of $45.1 million was attributable to the addition of the Specialty Brands Division in June 1994. Sales volume in the other divisions was up slightly but the increase was offset by price declines directly related to reduced raw material costs, the majority of which were passed along to the customers.

      Gross profit for the first quarter of 1995 of $31.2 million increased $16.6 million, or 113%, over the gross profit of $14.6 million for the first quarter of 1994. This increase includes the gross profit for the first quarter of 1995 of the Specialty Brands Division of $14.1 million. Other increases in the gross profit of the Food Service and Deli Divisions resulted from improved manufacturing throughput, manufacturing cost reductions and lower raw material costs.

      Selling expenses of $16.5 million in the first quarter of 1995 increased $9.3 million over the 1994 period selling expenses of $7.2 million. Of the $9.3 million increase, $9.1 million relates to the Specialty Brands Division, which was not included in the first quarter of 1994.

      General and administrative expenses increased $0.2 million, or 3%, from $5.7 million to $5.9 million. General and administrative expenses of the Specialty Brands Division for the first quarter of 1995 were $1.3 million. The offsetting $1.1 million reduction in the first quarter of 1995 is attributable to the Company's cost reduction efforts started in 1994.

      Amortization of intangible assets increased $0.5 million due to amortization of intangibles related to the purchase of the Specialty Brands Division.

      Interest and financing costs increased from $2.3 million to $4.4 million as a direct result of the borrowings related to the purchase of the Specialty Brands Division.

      Income tax expense for the first quarter of 1995 of $1.5 million is based on the effective tax rate for projected income from continuing operations for 1995. The benefit recorded in the first quarter of 1994 of $0.8 million represented the estimated benefit that was expected to be realized during the year based on projected income for the year. The effective tax rates were calculated based on the projected taxable income for the full fiscal year and the anticipated changes for the year in the deferred tax assets and related valuation allowance and the deferred tax liabilities.

Discontinued Operations

      Discontinued operations includes the net sales and related expenses associated with the Retail Division's operations. Included in the first quarter of 1995 and 1994, respectively, are
(i) net sales of $44.8 million and $61.9 million, (ii) gross profit of $6.1 million and $12.1 million, (iii) after amortization of intangibles of $1.0 million for each quarter, operating income (loss) of $(2.3) million and $1.3 million and
(iv) after allocating corporate interest expense of $1.1 million and $1.2 million, income (loss) of $2.4 million and breakeven. The first quarter 1995 loss was after a tax benefit of $1.2 million.

Liquidity and Capital Resources

      Management believes that cash flow from operations for the full fiscal year combined with the borrowing capacity available under the Company's revolving credit loan will be sufficient to meet the Company's operating and debt service cash requirements for the foreseeable future. Management also believes the anticipated reduction of debt under its term loan as a result of the pending sale of the Retail Division along with the reduced working capital requirements will benefit the Company's overall liquidity and capital resources and will allow the Company to more rapidly execute its strategy to acquire higher margin food businesses.

Cash Flows and Capital Expenditures.

      The following table summarizes selected cash flow and capital expenditure data and has been prepared based on the historical financial statements of the Company.

                                                             Three Months Ended
                                                             ___________________
                                                              Apr. 1,    Apr. 2,
      Cash Flow and Capital Expenditures Data (in thousands):  1995        1994
                                                              _______    _______
      Continuing Operations:
         Depreciation and amortization                         $2,687     $2,134
         Amortization of intangibles                            1,081        561
         Amortization included in interest expense                409        149
         Net cash used by continuing operating activities      (4,141)       (55)
      Net cash used by discontinued operating activities       (3,681)      (642)
      Net cash used  by operating activities                   (7,822)      (697)
      Capital expenditures                                      3,164      2,654

First three months of 1995. For the first quarter of 1995, net cash used by operating activities was $7.8 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division. In addition, cash decreased due to increases in inventory and decreases in accounts payable and accrued liabilities and payments for restructuring/integration. The total decreases in cash were offset somewhat by increases in cash from a decrease in accounts receivable. Increases in cash were also provided by the results of continuing operations during the quarter after adding back noncash items of depreciation, amortization and the provision for postretirement medical benefits and deferred income taxes.

      Expenditures for additions to property, plant and equipment were $3.2 million, of which $0.5 million related to discontinued operations. Expenditures were primarily for replacements and modifications to existing facilities. The source of the funds for these expenditures was from cash provided by operations.

First three months of 1994. For the first quarter of 1994, net cash used by operating activities was approximately $0.7 million. Decreases in cash resulted primarily from the use of cash in the operations of the discontinued Retail Division along with increases in inventory and decreases in accounts payable and accrued liabilities. These decreases were offset partially by decreases in accounts receivable. The remaining increases in cash were principally provided by the results of continuing operations during the quarter after adding back noncash items of depreciation, amortization and the provision for postretirement medical benefits and subtracting the deferred benefit for income taxes.

      Expenditures for additions to property, plant and equipment were approximately $2.7 million, of which $1.4 million related to discontinued operations, for the first quarter of 1994. Of the $2.7 million, approximately $1.2 million of these expenditures were attributable to construction of additional capacity and the remainder for replacements and modifications to existing facilities. The source of the funds for these expenditures was primarily from the receipt of escrowed funds related to construction in progress and increased borrowings under the 1993 Credit Agreement.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing)

      Exhibit Number                    Description
      ______________                    ___________

            11.1                        Calculation of Earnings
                                        per Share

            15.1                        Letter re: Unaudited
                                        Interim Financial
                                        Information

            27.1                        Financial Data Schedule


     (b) Reports on Form 8-K

         Current Report on Form 8-K, dated March 7, 1995, of Doskocil Companies Incorporated was filed with the SEC on April 6, 1995, with respect to the Company entering into an agreement with Airlie Group, L.P. under Item 5 (other events) and Item 7 (financial statements, pro forma financial information and exhibits).

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DOSKOCIL COMPANIES INCORPORATED





Dated:  May 16, 1995             By:/s/ William L. Brady
                                    William L. Brady
                                    Vice President and Controller